Form 10QSB
period 2006-03-31
CONSOLIDATED OIL & GAS, INC.
filed 2006-05-26
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          CONSOLIDATED OIL & GAS, INC.
                 (Name of Small Business Issuer in its charter)

           Nevada                       000-51667                91-2008446
           ------                       ---------                ----------
(State or other jurisdiction      (Commission File No.)       (I.R.S. Employer
     of incorporation or                                     Identification No.)
        organization)
                            316 Main Street, Suite L
                                Humble, TX 77338
                    (Address of principal executive offices)

                                 (281) 446-7122
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     As of May 5, 2006, the Company had 30,386,302 shares of its $.001 par value common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Securities                                     15

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

          Balance Sheets March 31, 2006 (Unaudited)
                  and December 31, 2005                                        4
          Statements of Operations (Unaudited)
                  March 31, 2006 and 2005                                      6
          Statements of Cash Flows (Unaudited)
                  March 31, 2006 and 2005                                      7
          Notes to the Financial Statements                                    8

                           CONSOLIDATED OIL & GAS, INC
                                  BALANCE SHEET
                      DECEMBER 31, 2005 AND MARCH 31, 2006



                                                  December 31,      March 31,
                                                      2005            2006
                                                                  (Unaudited)
                                                  ------------    ------------
                                     ASSETS

CURRENT ASSETS
    Cash                                          $    159,328    $     26,138
    Accounts receivable -
         Oil and gas                                    14,952          18,970
         Joint interest billings                         9,382          38,373
         Other                                           5,000           2,500

    Inventory, at cost                                  28,346          17,500
                                                  ------------    ------------

              Total Current Assets                     217,008         103,481
                                                  ------------    ------------

PROPERTY AND EQUIPMENT
    Oil and gas properties                             225,711         619,332
    Equipment                                          915,466       1,215,787
    Furniture and fixtures                              22,160          23,060
                                                  ------------    ------------
                                                     1,163,337       1,858,179
         Less accumulated depreciation                (449,497)       (484,819)
                                                  ------------    ------------
              Net Property and Equipment               713,840       1,373,360
                                                  ------------    ------------

              Total Assets                        $    930,848    $  1,476,841
                                                  ============    ============











   The accompanying notes are an integral part of these financial statements.


                           CONSOLIDATED OIL & GAS, INC
                                  BALANCE SHEET
                      DECEMBER 31, 2005 AND MARCH 31, 2006
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,      March 31,
                                                                                  2005            2006
                                                                                              (Unaudited)
                                                                              ------------    ------------
CURRENT LIABILITIES
    Accounts payable                                                          $    169,023    $    555,238
    Accrued expenses                                                                35,005          62,813
    Billings in excess of costs and estimated earnings
       on uncompleted wells                                                        168,415         455,022
    Deferred revenue                                                               175,000          25,000
    Notes payable                                                                  112,568         209,568
    Current portion of long-term debt                                                3,663           3,703
                                                                              ------------    ------------

            Total Current Liabilities                                              663,674       1,311,344


LONG-TERM LIABILITIES
    Shareholder payable                                                              6,000           6,000
    Long -term debt, net of current maturities                                       9,160           8,179
    Commitments and contingencies                                                     --              --
                                                                              ------------    ------------

            Total Liabilities                                                      678,834       1,325,523
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 100,000,000 shares
      authorized, 30,215,638 and 30,386,302 shares issued
      and outstanding at December 31, 2005 and March 31, 2006, respectively         30,216          30,386

    Additional paid-in capital                                                   1,003,481       1,108,611
    Retained (deficit)                                                            (781,683)       (987,679)
                                                                              ------------    ------------

            Total Stockholders' Equity                                             252,014         151,318
                                                                              ------------    ------------

            Total Liabilities and Stockholders' Equity                        $    930,848    $  1,476,841
                                                                              ============    ============








   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED OIL & GAS, Inc.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                 2005           2006
                                             ------------   ------------

Revenues
       Gas and oil sales                     $      6,671   $      9,701
       Sale of leases                             451,219        581,893
       Other income                                  --             --
                                             ------------   ------------
                 Total Revenues                   457,890        591,594
                                             ------------   ------------

Costs and Expenses
       Lease operating expenses                     2,024          3,357
       Cost of developing leases                  365,139        604,262
       General and administrative                  84,802        170,751
       Interest expense                               540         19,220
                                             ------------   ------------

                                             ------------   ------------
                 Total Costs and Expenses         452,505        797,590
                                             ------------   ------------

                 Loss Before Income Taxes           5,385       (205,996)

Provision for Income Taxes                           --             --
                                             ------------   ------------

Net Income (Loss)                            $      5,385   $   (205,996)
                                             ============   ============

Basic and Diluted Loss Per Share                      nil   $      (0.01)
                                             ============   ============

Weighted Average Common Shares Outstanding     29,603,000     30,297,000
                                             ============   ============











   The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED OIL & GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                     2005         2006
                                                                                  ---------    ---------
Cash Flows From Operating Activities
     Net Income (Loss)                                                            $   5,385    $(205,996)

     Adjustments to reconcile net income loss to net cash provided by operating activities:
           Depreciation                                                              17,876       35,322
           Common stock issued for services                                          27,218       13,800
     Changes in operating assets and liabilities:
           Accounts receivable                                                       (3,835)     (30,509)
           Net change in billings related to costs and
               estimated earnings on uncompleted wells                             (182,219)     286,607
           Inventory                                                                   --         10,846
           Other assets                                                                 500         --
           Accounts payable                                                          99,207      386,215
           Accrued liabilities                                                        5,680       27,808
           Deferred revenues                                                        (44,750)    (150,000)
                                                                                  ---------    ---------

     Net Cash Flows Provided by Operating Activities                                (74,938)     374,093
                                                                                  ---------    ---------

Cash Flows From Investing Activities
     Purchase of oil and gas production
         equipment and leases                                                       (22,563)    (693,942)
     Purchase of equipment, furniture and fixtures                                   (9,735)        (900)
                                                                                  ---------    ---------

     Net Cash Used by Investing Activities                                          (32,298)    (694,842)
                                                                                  ---------    ---------

Cash Flows From Financing Activities
     Notes payable                                                                   15,501      100,000
     Payments on notes payable                                                         (615)      (3,941)
     Proceeds from sale of common stock                                                --         91,500
                                                                                  ---------    ---------

     Net Cash Provided by Financing Activities                                       14,886      187,559
                                                                                  ---------    ---------

Change in Cash Balance                                                              (92,350)    (133,190)

Cash at Beginning of Period                                                          92,350      159,328
                                                                                  ---------    ---------

Cash at End of Period                                                             $    --      $  26,138
                                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2006
                                   (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2005 included on the Company's Report on Form 10-SB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2:   GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubts as to the Company's ability to continue as a going concern. The Company has been operating over the past year based on loans, stock sales and increases in its accounts payable. There is no guarantee that such sources of financing will continue to be available for operations to the company. In order to be able to complete the wells it is in the process of drilling and completing and to produce those wells, the Company will be required to obtain significant funding. Management's plans include attempting to find long-term financing for its equipment and finding partners for its drilling prospects. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management's plans will be successful.

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                 March 31, 2006
                                   (Unaudited)


NOTE 3:   STOCK TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued the following common shares:

-------------------------- ------------------ -----------------------------
     Number of Shares             Value                Description
     ----------------             -----                -----------
-------------------------- ------------------ -----------------------------

-------------------------- ------------------ -----------------------------
         142,214                $ 91,500           Issued for cash
-------------------------- ------------------ -----------------------------
          28,450                  13,800           Issued for services
         -------                --------
-------------------------- ------------------ -----------------------------
         170,664                $105,300
-------------------------- ------------------ -----------------------------

-------------------------- ------------------ -----------------------------

NOTE 4:   NOTE PAYABLE

Notes payable are comprised of the following;

     Note payable to an unaffiliated individual with a stated
          Interest amount of $16,000 (48% annual rate),
          interest and principal due April 10, 2006, secured
          by equipment                                               $ 200,000

     8 5/8% Note payable to a bank, due June 29, 2006,
          secured by a truck                                             9,568
                                                                     ---------

                                                                     $ 209,568

The $200,000 note has been renewed to June 10, 2006 at a stated rate of $75,000 (a 225% annual rate).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of 2006 Compared to First Quarter of 2005
-------------------------------------------------------------------------------

     The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

                                       For the Three Months Ended
                                                March 31
                                                --------
                                       2005                  2006
                                       ----                  ----

Revenues                                100                   100
Cost of Revenues                         80                  (103)
Gross Margin                             20                    (3)
General, Selling and
   Administrative Expenses               19                    32
Net Income (Loss)                         1                   (35)

     Results of Operations

          Sales

     Revenues of $591,594 in the three months ended March 31, 2006 were 1.3 times revenues of $457,890 in the three months ended March 31, 2005. The increase of $133,704 is attributable to an increase in our drilling activities.

     The sources of revenue for the three months ended March 31, 2005 and 2006 are as follows:

                                                         Increase or
                                 2005          2006      (Decrease)
                             -----------   -----------   -----------
Gas and oil sales            $     6,671   $     9,701   $     3,030
Sale of leases                   451,219       581,893       130,674
                             -----------   -----------   -----------
Total Revenue                $   457,890      $591,594      $133,704

     Gas and oil sales are primarily from one well in which we have a 70% working interest. Sales from this well were lower by $1,640 in 2006 period as compared to the 2005 period. The additional revenue came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales. Sales from this well may not be expected again for over a year.

     Sale of leases is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interest to other buyers. The working interest revenue is used to develop the property. Sale of leases increased $130,674 in the first quarter 2006 period over the sales in the 2005 period. This increase is a result of more business done in 2006 over 2005.

COSTS and EXPENSES for the three months ended March 31, 2005 and 2006 are as follows.

                                                         Increase or
                                 2005          2006      (Decrease)
                             -----------   -----------   -----------
Lease operating expenses     $     2,024   $     3,357   $     1,333
Cost of developing leases        365,139       604,262       239,123
General and administrative        84,802       170,751        85,949
Interest expense                     540        19,220        18,680
                             -----------   -----------   -----------
Total Costs and Expenses     $   452,505   $   797,590   $   345,085

     Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The increase in expenses of $1,333 in 2006 over 2005 had to do with maintenance on the well in operation.

     Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2005 the costs are for re-entry of old wells and in 2006 the costs are associated with drilling new wells. The cost as a percent of sales was significantly higher in the period ended March 31, 2006 than the same period in 2005. We went into drilling new oil and gas wells in 2006, something the company had not done in the past. In the past we did re-entries on old oil and gas wells. We did not anticipate some of the expenses encountered in this new drilling and did not estimate our costs correctly. Therefore we did not charge working interest investors enough to drill these wells without incurring a loss. Major categories of these expenses are as follows:

                                                         Increase or
                                 2005          2006      (Decrease)
                             -----------   -----------   -----------
Equipment rent               $    82,388   $    23,939   $   (58,449)
Labor                             72,800       133,458        60,658
Materials & supplies              59,408       124,276        64,868
Contract work                     81,596       188,616       107,020
Repairs to equipment               1,224         2,503         1,279
Selling costs                     51,000       100,760        49,760
Depreciation on equipment         16,723        30,710        13,987
                             -----------   -----------   -----------
Total Costs and Expenses     $   365,139   $   604,262   $   239,123

     Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. We spent $58,449 less renting equipment in the period ending in 2006 than in 2005. This was because we purchased significant amounts of equipment in late 2005 and early 2006 and were able to use our own equipment on projects we previously rented equipment on.

     Labor is the amount spent for labor of people who worked for the company. It also includes costs associated with the people such as taxes and living expense while working on the projects. It does not include the salaries of the administrative staff. The labor expense increase in the period ended March 31, 2006 increased $60,658 from the same period in 2005. This was because we used our own crews more as a result of owning more of our own equipment in the 2006 period.

     Materials & supplies is the amount spent on various materials to work on the projects. This can include pipe, pumps, tanks, chemicals, pumping units, water, drilling mud and various other materials used to drill a well. The amount spent for these type of items increased $64,848 in the period ended March 31, 2006 from the same period in 2005. In the 2005 period we were doing reworks of old wells which many times already have pipe, tubing, casing and other material items. In 2006 we were drilling new wells and all of these type items must be provided for a new well.

     Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. This cost increased from $81,596 in 2005 to $188,616 in 2006 or an increase of $170,020. These cost increases were because of the high volume of additional services required to drill new wells as compared to reworking an old well which was being done in 2005. Some of these additional costs include mud loggers, cement crews for casing installation and additional perforating.

     Repairs to equipment is the cost of repairing equipment owned by us. This cost increased from $1,224 in the period ended March 31, 2005 to $2,503 the same 2006 period or an increase of $1,279 more than double the cost in 2005. While this was not a large volume increase in 2006, we expect this component of cost to continue to increase because of the additional equipment which has recently been purchased.

     Selling costs are the expenses incurred in the selling of working interest in the wells and are made up mostly of commissions. This cost increased $49,760 to $100,760 in the three months ended March 31, 2006 from the $51,000 for the same period in 2005. In 2005 some of the working interests sold did not have any costs associated with them. The cost in 2006 as a percent of sales is consistent with the amount we expect to pay to continue to sell working interests in projects.

     Depreciation on equipment is the depreciation taken on the equipment owned by us. It increased by $13,987 in the three months ended March 31, 2006 over the same period in 2005 from $16,723 to $30,710. This was because of an increase in the amount of equipment owned and operated by the company.

GENERAL AND ADMINISTRATIVE expense for the three months ended March 31, 2005 and 2006 are as follows.

                                                               Increase or
                                       2005          2006      (Decrease)
                                   -----------   -----------   -----------
Consulting                         $    23,163   $    35,203   $    12,040
Auto                                     2,865        13,408        10,543
Payroll                                 21,427        26,559         5,132
Office                                  23,298        28,385         5,087
Professional fees                        7,852        57,160        49,308
Travel                                   5,044         5,414           370
Depreciation                             1,153         4,622         3,469
                                   -----------   -----------   -----------
Total General and Administrative   $    84,802   $   170,751   $    85,949

     Consulting expenses are for hiring people to locate properties, advise on the likelihood of properties having oil and other miscellaneous outside consultants. The company hired some outside consultants to do some geological work on some properties it was considering acquiring which increased this expense in 2006 over 2005.

     Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles. This expense increased from $2,865 in the three months ended March 31, 2005 to $13,408 in the same period in 2006, an increase of $10,543. In 2005, there was only one person operating a vehicle for the company. In 2006 the company had purchased three additional trucks and paid mileage to another employee causing the increase in cost.

     Payroll increased from $21,427 in 2005 to $26,559 in 2006, an increase of $5,132. The majority of that increase was from the addition of office staff in 2006.

     Office expenses increased from $23,298 in 2005 to $28,385 in 2006, an increase of $5,132. These expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere. The increase in these expenses was mostly in telephone and postage costs in communicating with investors.

     Professional fees increased $49,308 to $57,160 for the three months ended March 31, 2006. The increase was mainly attributable to legal fees of $4,217 in preparation for our Form 10-SB filing and an increase in audit fees of $34,446 from $1,500 to $35,946 in the cost of our annual audit fees, which included having our 2004 audit redone, and $5,000 for an investment advisor. Our general accounting cost increased $4,217.

     Travel expenses increased $370 for the three months ended March 31, 2006 over the same period in 2005.

     Depreciation is on office furniture and fixtures and computers. The increase of $3,459 in 2006 over 2005 is mostly due to new computers and an oil and gas software program.

INTEREST EXPENSE increased from $540 for the three months ended March 31, 2005 to $19,220 for the same period in 2006, an increase of $18,680. This is because we took out a short-term note of $100,000 (increased in early 2006 to $200,000) for an equipment purchase in late 2005 at a rate of 4% per month (48% annual). We have not been able to obtain conventional financing. Since the end of the quarter ended March 31, 2006 we have renewed the note twice with interest of $50,000 from April10 to May 10 and interest of $25,000 from May 10 to June 10. We are current on the interest payments.

          Net Income (Loss)

     We suffered a net loss of $205,996 in the three months ended March 31, 2006 compared to a net gain of $5,385 in the same period in 2005. The decrease is attributable primarily to a loss on gross profit on leases developed and sold, ($22,369) in 2006 compared to a gain of $86,080 in 2005. We also had an increase in general and administrative expenses of $85,949 and interest expense of $18,680, all of which are primarily responsible for the net loss in 2006 compared to the small net profit in 2005.

     We financed our loss of ($205,996) for the three months ended March 31, 2006 primarily through an increase of $550,630 in current liabilities, a decrease in current assets of $113,527, an increase in notes payable of $96,059 and issuances of $105,300 worth of common stock for cash and services. These funds were also used to purchase new equipment and leases of $659,520.

          Liquidity and Sources of Liquidity

     We do not have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans, equity placements, and sell off working interests in projects we acquire to cover such costs. While we have been successful in such activities in the past, there can be no assurance that we will be able to continue to obtain additional funds, which may impact our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should we be unable to continue operations as a going concern.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly there can be no assurance that any additional funds will be available to the company to allow it to acquire and develop additional properties or cover its expenses as they may be incurred.

     Should our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o    an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

         Neither our company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.   Unregistered Sales of Equity Securities

     Set forth below are the sales of our common  stock since  February 20, 2006
in  transactions  exempt  from  registration   pursuant  to  the  provisions  of
Regulation D, Rule 506.

     ---------- -------------------------- -------- ---------- -----------------
                                           No. of              Type of
     Date       Person                     Shares   Price      Consideration
     ---------- -------------------------- -------- ---------- -----------------
     02-21-06   Carolyn L. Kyle             2,000   $  1,200   Services
     ---------- -------------------------- -------- ---------- -----------------
     02-22-06   Patti Harrison             29,630     20,000   Cash
     ---------- -------------------------- -------- ---------- -----------------
     02-22-06   Patti Harrison             25,000     15,000   Cash
     ---------- -------------------------- -------- ---------- -----------------
     02-22-06   Lillian H. Smith           25,000     15,000   Cash
     ---------- -------------------------- -------- ---------- -----------------
     02-22-06   Zena Trcka                 25,000     15,000   Cash
     ---------- -------------------------- -------- ---------- -----------------
     03-03-06   Patti Harrison             25,000     15,000   Cash
     ---------- -------------------------- -------- ---------- -----------------
     03-23-06   Richard Culbertson          6,250      3,750   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-04-06   Kreiser Living Trust       27,500      2,750   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-10-06   Northwest Energy, Inc.      3,572      3,572   Oil and gas lease
     ---------- -------------------------- -------- ---------- -----------------
     04-11-06   Ken Radford                25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------

     ---------- -------------------------- -------- ---------- -----------------
     04-11-06   Richard Rogers             25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-11-06   Julie and Ron Wamser       25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-11-06   Donald W. Rogers           12,500      1,250   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-07-06   Tim Trull                  25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   Thomas C. Fry               8,333        833   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   Thomas C. Fry, Jr.          8,334        833   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   Theodore C. Fry             8,333        833   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   David and Lisa Wyatt       25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-20-06   Bryan A. Grelle             5,000        500   Services
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   Donald W. Rogers           25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-19-06   Richard and Carol Rogers   12,500      1,250   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-24-06   Richard D. Culbertson      12,500      1,250   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-24-06   Donald W. Rogers           27,500      2,750   Cash
     ---------- -------------------------- -------- ---------- -----------------
     04-24-06   Richard and Carol Rogers   12,500      1,250   Cash
     ---------- -------------------------- -------- ---------- -----------------
     05-12-06   Donald Rogers              25,000      2,500   Cash
     ---------- -------------------------- -------- ---------- -----------------
     05-12-06   Richard and Carol Rogers   75,000      7,500   Cash
     ---------- -------------------------- -------- ---------- -----------------

     ---------- -------------------------- -------- ---------- -----------------

     All of the persons purchasing shares of common stock were known to management, they were all accredited investors

Item 6.   Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

  Exhibit No.       Description
  -----------       -----------

    3(i) Articles of Incorporation of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.)*

    3(ii) Articles of Merger between Iowa Industrial Technologies, Inc. (the surviving entity) and Consolidated Oil & Gas, Inc. (the merging entity). These Articles change the name of the surviving company to Consolidated Oil & Gas, Inc.***

    3(iii) Bylaws of Iowa Industrial Technologies, Inc. (now named Consolidated Oil & Gas, Inc.)**

   10 Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.

   16 Letter of March 8, 2006 of Clyde Bailey PC agreeing with the statements made in this Form 10-SB by Consolidated Oil & Gas, Inc., concerning Consolidated's change of principal independent accountants.***

   31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Previously filed on June 25, 2001 as Exhibit 2.1 to Form 10-SB of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.), EDGAR Accession Number 0001015402-01-501621; incorporated herein.

   ** Previously filed on June 25, 2001 as Exhibit 2.2 to Form 10-SB of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.), EDGAR Accession Number 0001015402-01-501621; incorporated herein.

   ***Previously filed on March 10, 2006, with Form 10-SB, Commission File No. 000-51667, EDGAR Accession Number 0001010549-06-000133; incorporated herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 24, 2006                         CONSOLIDATED OIL & GAS, INC.



                                           By  /s/ James C. Yeatman
                                             -----------------------------------
                                             James C. Yeatman, President and CEO