Form 10QSB/A
period 2006-03-31
CONSOLIDATED OIL & GAS, INC.
filed 2006-06-21
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB


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

                          CONSOLIDATED OIL & GAS, Inc.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                 2005           2006
                                             ------------   ------------

Revenues
       Gas and oil sales                     $      6,671   $      9,701
       Contract drilling revenue                  451,219        581,893
       Other income                                  --             --
                                             ------------   ------------
                 Total Revenues                   457,890        591,594
                                             ------------   ------------

Costs and Expenses
       Lease operating expenses                     2,024          3,357
       Cost of developing leases                  365,139        604,262
       General and administrative                  84,802        170,751
       Interest expense                               540         19,220
                                             ------------   ------------

                                             ------------   ------------
                 Total Costs and Expenses         452,505        797,590
                                             ------------   ------------

                 Loss Before Income Taxes           5,385       (205,996)

Provision for Income Taxes                           --             --
                                             ------------   ------------

Net Income (Loss)                            $      5,385   $   (205,996)
                                             ============   ============

Basic and Diluted Loss Per Share                    nil     $      (0.01)
                                             ============   ============

Weighted Average Common Shares Outstanding     29,603,000     30,297,000
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

     Results of Operations

          Sales


     Revenues of $591,594 in the three months ended March 31, 2006 were 1.3 times revenues of $457,890 in the three months ended March 31, 2005. The increase of $133,704 is attributable to an increase in our drilling activities. The company was doing workover projects in 2005 and is doing new drilling projects in 2006 which are more expensive projects to complete.


     The sources of revenue for the three months ended March 31, 2005 and 2006 are as follows:

                                                        Increase or
                                2005          2006      (Decrease)
                            -----------   -----------   -----------
Gas sales                   $     6,671   $     5,031   $    (1,640)
Oil sales                          --           4,670         4,670
Contract drilling revenue       451,219       581,893       130,674
                            -----------   -----------   -----------
Total Revenue               $   457,890   $   591,594   $   133,704

     Gas and oil sales are primarily from one well in which we have a 70% working interest. Sales from this well were lower by $1,640 in 2006 period as compared to the 2005 period. This was due to approximately a 40% decline in production which was partially offset by approximately a 25% increase in the selling price of gas in 2006 as compared to 2005. The additional revenue came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales. Sales from this well may not be expected again for over a year.

     Contract drilling revenue is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interest to other buyers. The working interest revenue is used to develop the property. Sale of leases increased $130,674 in the first quarter 2006 period over the sales in the 2005 period. This increase is a result of more business done in 2006 over 2005.


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


     ---------- -------------------------- ------- --------- -------------------
                                           No. of            Type of
     Date       Person                     Shares  Price     Consideration
     ---------- -------------------------- ------- --------- -------------------
     02-21-06   Carolyn L. Kyle             2,000  $  1,200  Payroll of employee
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Patti Harrison             29,630    20,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Patti Harrison             25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Lillian H. Smith           25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Zena Trcka                 25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     03-03-06   Patti Harrison             25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     03-23-06   Richard Culbertson          6,250     3,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-04-06   Kreiser Living Trust       27,500     2,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-10-06   Northwest Energy, Inc.      3,572     3,572  Oil and gas lease
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Ken Radford                25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------

     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Richard Rogers             25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Julie and Ron Wamser       25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Donald W. Rogers           12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-07-06   Tim Trull                  25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Thomas C. Fry               8,333       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Thomas C. Fry, Jr.          8,334       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Theodore C. Fry             8,333       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   David and Lisa Wyatt       25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-20-06   Bryan A. Grelle             5,000       500  Dozer work
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Donald W. Rogers           25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Richard and Carol Rogers   12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Richard D. Culbertson      12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Donald W. Rogers           27,500     2,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Richard and Carol Rogers   12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     05-12-06   Donald Rogers              25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     05-12-06   Richard and Carol Rogers   75,000     7,500  Cash
     ---------- -------------------------- ------- --------- -------------------

     ---------- -------------------------- ------- --------- -------------------


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


   10 Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.+

   10.1             Representative Operating/Working Interest Owner Agreement++

   10.2             Promissory Note and Bill of Sale dated November 9, 2005++


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


   + Previously filed on May 23, 2006, as Exhibit 10 to Form 10-QSB, Commission File No. 000-51667, EDGAR Accession Number 0001010549-06-000344; incorporated herein.

   ++ Previously filed on June 21, 2006, with Amendment No. 3 to Form 10-SB, Commission File No. 000-51667, EDGAR Accession Number 0001010549-06-000400; incorporated herein.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 20, 2006                         CONSOLIDATED OIL & GAS, INC.




                                           By  /s/ James C. Yeatman
                                             -----------------------------------
                                             James C. Yeatman, President and CEO