Form 10QSB/A
period 2006-03-31
CONSOLIDATED OIL & GAS, INC.
filed 2006-07-11
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-QSB


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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            10

Item 3.  Controls and Procedures                                              15

PART II - OTHER INFORMATION                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Securities                                     15


Item 6.  Exhibits and Reports on Form 8-K                                     16


SIGNATURES                                                                    18

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

     Results of Operations

          Sales


     Revenues of $591,594 in the three months ended March 31, 2006 were 1.3 times revenues of $457,890 in the three months ended March 31, 2005. The increase of $133,704 is attributable to an increase in our drilling activities. The company was doing workover projects in 2005 and is doing new drilling projects in 2006 which are more expensive projects to complete. Therefore, we charge more to the working interest partners for these projects. In a work-over project the drilling, testing, casing and cement work is already done and paid for. In a new drilling project those functions must be performed, requiring us to charge more for a project.



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

     ---------- -------------------------- ------- --------- -------------------
                                           No. of            Type of
     Date       Person                     Shares  Price     Consideration
     ---------- -------------------------- ------- --------- -------------------
     02-21-06   Carolyn L. Kyle             2,000  $  1,200  Payroll of employee
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Patti Harrison             29,630    20,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Patti Harrison             25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Lillian H. Smith           25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     02-22-06   Zena Trcka                 25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     03-03-06   Patti Harrison             25,000    15,000  Cash
     ---------- -------------------------- ------- --------- -------------------
     03-23-06   Richard Culbertson          6,250     3,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-04-06   Kreiser Living Trust       27,500     2,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-10-06   Northwest Energy, Inc.      3,572     3,572  Oil and gas lease
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Ken Radford                25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Richard Rogers             25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Julie and Ron Wamser       25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-11-06   Donald W. Rogers           12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-07-06   Tim Trull                  25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Thomas C. Fry               8,333       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Thomas C. Fry, Jr.          8,334       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Theodore C. Fry             8,333       833  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   David and Lisa Wyatt       25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-20-06   Bryan A. Grelle             5,000       500  Dozer work
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Donald W. Rogers           25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-19-06   Richard and Carol Rogers   12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Richard D. Culbertson      12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Donald W. Rogers           27,500     2,750  Cash
     ---------- -------------------------- ------- --------- -------------------
     04-24-06   Richard and Carol Rogers   12,500     1,250  Cash
     ---------- -------------------------- ------- --------- -------------------
     05-12-06   Donald Rogers              25,000     2,500  Cash
     ---------- -------------------------- ------- --------- -------------------
     05-12-06   Richard and Carol Rogers   75,000     7,500  Cash
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


Dated:  July 6, 2006                          CONSOLIDATED OIL & GAS, INC.




                                           By  /s/ James C. Yeatman
                                             -----------------------------------
                                             James C. Yeatman, President and CEO