Form 10QSB
period 2006-06-30
CONSOLIDATED OIL & GAS, INC.
filed 2006-08-17
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                            316 Main Street, Suite L
                                Humble, TX 77338
                                ----------------
                    (Address of principal executive offices)

                                 (281) 446-7122
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

              Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 14, 2006, the Company had 30,958,624 shares of its $.001 par value common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              18

PART II - OTHER INFORMATION                                                   18

Item 1.  Legal Proceedings                                                    18

Item 2.  Unregistered Sales of Securities                                     18

Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

       Balance Sheets June 30, 2006 (Unaudited)
                and December 31, 2005                                          4
       Statements of Operations (Unaudited)
                June 30, 2006 and 2005                                         6
       Statements of Cash Flows (Unaudited)
                June 30, 2006 and 2005                                         7
       Notes to the Financial Statements                                       9

                           CONSOLIDATED OIL & GAS, INC
                                 BALANCE SHEETS
                       DECEMBER 31, 2005 and JUNE 30, 2006


                                                   December 31,      June 30,
                                                       2005            2006
                                                                   (Unaudited)
                                                   ------------    ------------
                                     ASSETS

CURRENT ASSETS                                     $    159,328    $     93,390
    Cash
    Accounts receivable -
         Oil and gas                                     14,952           8,839
         Joint interest billings                          9,382           8,723
         Other                                            5,000           9,305

    Inventory, at cost                                   28,346          17,500
                                                   ------------    ------------

              Total Current Assets                      217,008         137,757
                                                   ------------    ------------

PROPERTY AND EQUIPMENT
    Oil and gas properties                              225,711         649,816
    Equipment                                           915,466       1,341,524
    Furniture and fixtures                               22,160          23,060
                                                   ------------    ------------
                                                      1,163,337       2,014,400
         Less accumulated depreciation                 (449,497)       (520,819)
                                                   ------------    ------------
              Net Property and Equipment                713,840       1,493,581
                                                   ------------    ------------

              Total Assets                         $    930,848    $  1,631,338
                                                   ============    ============








The accompanying notes are an integral part of these financial statements.


                           CONSOLIDATED OIL & GAS, INC
                                 BALANCE SHEETS
                       DECEMBER 31, 2005 AND JUNE 30, 2006
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          December 31,     June 30,
                                                              2005           2006
                                                                          (Unaudited)
                                                          ------------    ------------
CURRENT LIABILITIES
    Accounts payable                                      $    169,023    $    764,496
    Accrued expenses                                            35,005          30,717
    Billings in excess of costs and estimated earnings
       on uncompleted wells                                    168,415         330,975
    Deferred revenue                                           175,000          25,000
    Notes payable                                              112,568         273,568
    Current portion of long-term debt                            3,663           6,358
                                                          ------------    ------------

            Total Current Liabilities                          663,674       1,431,114


LONG-TERM LIABILITIES
    Shareholder payable                                          6,000           6,000
    Long-term debt, net of current maturities                    9,160          12,342
    Commitments and contingencies                                 --              --
                                                          ------------    ------------

            Total Liabilities                                  678,834       1,449,456
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 100,000,000 shares
    authorized, 30,215,638 and 30,936,124 shares issued
    and outstanding at December 31, 2005 and
    June 30, 2006, respectively                                 30,216          30,936

    Additional paid-in capital                               1,003,481       1,170,758
    Retained (deficit)                                        (781,683)     (1,019,812)
                                                          ------------    ------------

            Total Stockholders' Equity                         252,014         181,882
                                                          ------------    ------------

            Total Liabilities and Stockholders' Equity    $    930,848    $  1,631,338
                                                          ============    ============





The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED OIL & GAS, Inc.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE and SIX MONTHS ENDED JUNE 30, 2005 and 2006
                                   (UNAUDITED)


                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 2005            2006            2005            2006
                                             ------------    ------------    ------------    ------------
Revenues
       Gas and oil sales                     $     11,509    $      3,934    $     18,180    $     13,635
       Contract drilling revenue                  169,909         652,172         621,128       1,234,065
       Other income                                  --              --              --              --
                                             ------------    ------------    ------------    ------------
                Total Revenues                    181,418         656,106         639,308       1,247,700
                                             ------------    ------------    ------------    ------------

Costs and Expenses
       Lease operating expenses                    12,066           1,670          14,090           5,027
       Cost of developing leases                  370,084         495,060         735,223       1,099,322
       General and administrative                 109,602          90,993         194,404         261,744
       Interest expense                             2,929         100,516           3,469         119,736
                                             ------------    ------------    ------------    ------------

                Total Costs and Expenses          494,681         688,239         947,186       1,485,829
                                             ------------    ------------    ------------    ------------

                Loss Before Income Taxes         (313,263)        (32,133)       (307,878)       (238,129)

Provision for Income Taxes                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Net (Loss)                                   $   (313,263)   $    (32,133)   $   (307,878)   $   (238,129)
                                             ============    ============    ============    ============

Basic and Diluted Loss Per Share             $      (0.01)   $        nil    $      (0.01)   $      (0.01)
                                             ============    ============    ============    ============

Weighted Average Common Shares Outstanding     29,818,000      30,728,000      29,682,000      30,409,000
                                             ============    ============    ============    ============









The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED OIL & GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                 2005         2006
                                                              ---------    ---------
Cash Flows From Operating Activities
     Net Income (Loss)                                        $(307,878)   $(238,129)

     Adjustments to reconcile net income loss
         to net cash provided by operating activities:
           Depreciation                                          35,752       71,322
           Common stock issued for services                      62,218       18,800
     Changes in operating assets and liabilities:
           Accounts receivable                                      315        2,467
           Net change in billings related to costs and
               estimated earnings on uncompleted wells          220,040      162,560
           Inventory                                               --         10,846
           Other assets                                             500         --
           Accounts payable                                      10,023      595,473
           Accrued liabilities                                  (24,089)      (4,288)
           Deferred revenues                                    (44,750)    (150,000)
                                                              ---------    ---------

     Net Cash Flows Provided (Used) by Operating Activities     (47,869)     469,051
                                                              ---------    ---------

Cash Flows From Investing Activities
     Purchase of oil and gas production
         equipment and leases                                   (46,138)    (846,591)
     Purchase of equipment, furniture and fixtures               (9,735)        (900)
                                                              ---------    ---------

     Net Cash Used by Investing Activities                      (55,873)    (847,491)
                                                              ---------    ---------

Cash Flows From Financing Activities
     Notes payable advances                                      15,501      273,059
     Payments on notes payable                                  (18,562)    (106,182)
     Proceeds from sale of common stock                          27,000      145,625
                                                              ---------    ---------

     Net Cash Provided by Financing Activities                   23,939      312,502
                                                              ---------    ---------

Change in Cash Balance                                          (79,803)     (65,938)

Cash at Beginning of Period                                      92,350      159,328
                                                              ---------    ---------

Cash at End of Period                                         $  12,547    $  93,390
                                                              =========    =========


The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED OIL & GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                    Six Months Ended
                                                         June 30,
                                                   -------------------
                                                     2005       2006
                                                   --------   --------


Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
           Interest                                $  3,469   $109,239
                                                   ========   ========
           Income taxes                            $   --     $   --
                                                   ========   ========



Non Cash Investing and Financimg Activities
     Common stock issued for services              $   --     $ 14,000
                                                   ========   ========

     Common stock issued for oil and gas lease     $ 30,000   $  3,572
                                                   ========   ========

     Equipment                                     $   --     $  4,800
                                                   ========   ========

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2006
                                   (Unaudited)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2005 included on the Company's Report on Form 10-SB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2006
                                   (Unaudited)


NOTE 3:   STOCK TRANSACTIONS

During the six months ended June 30, 2006, the Company issued the following common shares:

-------------------------- ------------------- -----------------------------
     Number of Shares           Value                   Description
     ----------------           -----                   -----------
-------------------------- ------------------- -----------------------------

-------------------------- ------------------- -----------------------------
          683,464               $ 145,624             Issued for cash
-------------------------- ------------------- -----------------------------
           37,022                  22,372           Issued for services
          -------               ---------
-------------------------- ------------------- -----------------------------
          720,486               $ 167,996
-------------------------- ------------------- -----------------------------

-------------------------- ------------------- -----------------------------

NOTE 4:   NOTE PAYABLE

Notes payable are comprised of the following;

     Note payable to an unaffiliated individual with a stated
          Interest amount of $25,000 (300% annual rate),  interest and
          principal due July 10, 2006, secured by equipment             $100,000

     12% Advance from an unaffiliated individual, due
          on demand, secured by equipment                                165,000

     8-5/8% Note payable to a bank, due June 29, 2006,
          secured by a truck                                               8,568
                                                                        --------
                                                                        $273,568

The $100,000 note was paid in full with interest on July 7, 2006.

The $162,000 in advances was replaced by a 12% note, interest payable monthly, with the principal due on July 1, 2008, secured by equipment of the company.

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                                  June 30, 2006
                                   (Unaudited)


NOTE 5:   LONG-TERM DEBT

On April 6, 2006 the Company signed a 9.19% note payable to an equipment manufacturer, payable in monthly installments of $257 for 36 months including interest. The following summarizes future note payments:


                        Years Ending            Amount
                        ------------            ------

                            2006                $1,213
                            2007                 2,598
                            2008                 2,847
                            2009                 1,072
                                                ------
                                                $7,730
                                                ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Six Months of 2006 Compared to First Six Months of
--------------------------------------------------------------------------------
2005
----

     The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,

                                 2005       2006       2005       2006
                               -------    -------    -------    -------

Revenues                           100        100        100        100
Cost of Revenues                   211         76        117         89
Gross Margin                      (111)        24        (17)        11
General, Selling and
     Administrative Expenses        60         14         30         21
Interest                             2         15          1          9
Net Income (Loss)                 (173)        (5)       (48)       (19)


Results of Operations

          Sales

     Revenues of $657,106 and 1,247,700 in the three- and six-month periods ended June 30, 2006 were 3.6 times revenues of $181,418 in the three months ended June 30, 2005 and 2.0 times revenues of $639,308 in the six months ended June 30, 2005. The increases of $475,688 and $608,392 for the three- and six-month periods ended June 30, 2006, respectively, are attributable to an increase in our drilling activities. The company was doing workover projects in 2005 and is doing new drilling projects in 2006 which are more expensive projects to complete. Therefore, we charge more to the working interest partners for these projects. In a work-over project the drilling, testing, casing and cement work is already done and paid for. In a new drilling project those functions must be performed, requiring us to charge more for a project.


     The sources of revenue for the three- and six-month periods ended June 30, 2005 and 2006 are as follows:


                                     Three Months Ended                       Six Months Ended
                                          June 30,                                June 30,
                                                       Increase                                Increase
                               2005         2006      (Decrease)       2005         2006      (Decrease)
                            ----------   ----------   ----------    ----------   ----------   ----------
Gas sales                       11,509        3,185       (8,324)       15,707        8,216       (7,491)
Oil Sales                         --            749          749         2,473        5,419        2,946
Contract drilling revenue      169,909      653,172      483,263       621,128    1,234,065      612,937
                            ----------   ----------   ----------    ----------   ----------   ----------
                               181,418      657,106      475,688       639,308    1,247,700      608,392
                            ==========   ==========   ==========    ==========   ==========   ==========


     Gas and oil sales are primarily from one gas well in which we have a 70% working interest. Sales from this well were lower by $8,324 and $7,491 in the three- and six-month periods ended June 30, 2006, respectively, as compared to the 2005 periods. This was due to approximately a 40% decline in production which was partially offset by approximately a 25% increase in the selling price of gas in 2006 as compared to 2005. During the quarter ended June 30, 2005 the gas well was shut in for a portion of time for repairs which further decreased gas sales in that quarter as compared to 2006. The additional oil revenue in 2006 over 2005 came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales. Sales from this well may not be expected again for over a year.

     Contract  drilling  revenue is the revenue derived from the sale of working interests in the  properties  which we develop.  The company  typically buys the mineral  rights to a property  and then sells off  portions of that  property in working  interest  to other  buyers.  The  working  interest  revenue is used to
develop  the  property.   Sale  of  leases   increased   $483,263  and  $612,937
respectively  in the three- and  six-month  periods ended June 30, 2006 over the sales in the same 2005 periods.  This increase is a result of more business done in 2006 over 2005.

COSTS and EXPENSES for the three- and six-month periods ended June 30, 2005 and 2006 are as follows.


                                      Three Months Ended                       Six Months Ended
                                           June 30,                                June 30,
                                                        Increase                                Increase
                                2005         2006      (Decrease)       2005         2006      (Decrease)
                             ----------   ----------   ----------    ----------   ----------   ----------

Lease operating expenses         12,066        1,670      (10,396)       14,090        5,027       (9,063)
Cost of developing leases       370,084      495,060      124,976       735,223    1,099,322      364,099
General and administrative      109,602       90,993      (18,609)      194,404      261,744       67,340
Interest                          2,929      100,516       97,587         3,469      119,736
                             ----------   ----------   ----------    ----------   ----------   ----------
Total Costs and Expenses        494,681      688,239      193,558       947,186    1,485,829      422,376
                             ==========   ==========   ==========    ==========   ==========   ==========


     Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The increase in expenses of $10,939 and $9,063 in the three- and six-month periods ended June 30, 2006 over the same periods in 2005 had to do with maintenance on the well in operation.


     Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2005 the costs were for re-entry of old wells and in 2006 the costs are associated with drilling new wells. The cost as a percentage of sales was significantly higher in the three- and six-month periods ended June 30, 2005 than the same periods in 2006. In the periods ended June 30, 2005 the company started a re-entry on the Lena Buerger well which had a significant loss associated with it. Percentage of completion method of accounting required the company to record all of the anticipated loss in the period in which the loss was known. This caused a $167,000 charge to cost of development even though it was incurred in a later period. Major categories of these expenses are as follows:


                                     Three Months Ended                        Six Months Ended
                                          June 30,                                 June 30,
                                                        Increase                                Increase
                               2005          2006      (Decrease)       2005         2006      (Decrease)
                            ----------    ----------   ----------    ----------   ----------   ----------
Equipment rent                  55,337        25,757      (29,580)      137,725       49,696      (88,029)
Labor                           61,738       171,931      110,193       134,538      305,389      170,851
Materials & supplies           105,777       124,056       18,279       165,185      248,332       83,147
Contract work                   44,626        63,803       19,177       126,222      252,419      126,197
Repairs to equipment               (30)        1,055        1,085         1,194        3,558        2,364
Selling costs                   86,726        96,143        9,417       137,726      196,903       59,177
Depreciation on equipment       15,910        12,315       (3,595)       32,633       43,025       10,392
                            ----------    ----------   ----------    ----------   ----------   ----------
Total Cost of Developing
  Leases                       370,084       495,060      124,976       735,223    1,099,322      364,099
                            ==========    ==========   ==========    ==========   ==========   ==========


     Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. The decreases in the periods ended in 2006 are because we purchased significant amounts of equipment in late 2005 and early 2006 and were able to use our own equipment on projects we previously rented equipment on.

     Labor is the amount spent for labor of people who worked for the company. It also includes costs associated with the people such as taxes and living expense while working on the projects. It does not include the salaries of the administrative staff. The labor expense increases in 2006 over 2005 are because we used our own crews more as a result of owning more of our own equipment in the 2006 periods.

     Materials & supplies is the amount spent on various materials to work on the projects. This can include pipe, pumps, tanks, chemicals, pumping units, water, drilling mud and various other materials used to drill a well. The increases in the amount spent in 2006 over 2005 are because in the 2005 periods we were doing reworks of old wells which many times already have pipe, tubing, casing and other material items. In 2006 we were drilling new wells, and all of these type items must be provided for a new well.

     Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. The cost increases in 2006 over 2005 were because of the high volume of additional services required to drill new wells as compared to reworking an old well which was being done in 2005. Some of these additional costs include mud loggers, cement crews for casing installation and additional perforating.

     Repairs to equipment is the cost of repairing equipment owned by us. While this cost did not increase significantly in 2006 over 2005, we expect it to continue to increase because of the additional equipment which has recently been purchased.

     Selling costs are the expenses incurred in the selling of working interests in the wells and are made up mostly of commissions.

     Depreciation on equipment is the depreciation taken on the equipment owned by us. The increase for the six months ended June 30, 2006 over the same period in 2005 is because the company had more equipment in use in 2006. The decrease for the three-month period ended June 30, 2006 as compared to 2005 was because in the 2006 period $19,073 of depreciation was capitalized as a cost of the wells developed for the company.

     GENERAL AND ADMINISTRATIVE expense for the three- and six-month periods ended June 30, 2005 and 2006 are as follows.


                                           Three Months Ended                        Six Months Ended
                                                June 30,                                 June 30,
                                                             Increase                                Increase
                                    2005          2006      (Decrease)       2005         2006      (Decrease)
                                 ----------    ----------   ----------    ----------   ----------   ----------

Consulting                             (131)        5,820        5,951        23,032       41,023       17,991
Auto                                  9,540         8,441       (1,099)       12,405       21,849        9,444
Payroll                              43,787        24,402      (19,385)       65,214       50,961      (14,253)
Office                               35,846        10,169      (25,677)       59,144       38,554      (20,590)
Professional fees                     6,244        27,674       21,430        14,096       84,834       70,738
Project Analysis                        186         6,648        6,462           186        6,648        6,462
Travel                               12,977         3,237       (9,740)       18,021        8,651       (9,370)
Depreciation                          1,153         4,602        3,449         2,306        9,224        6,918
                                 ----------    ----------   ----------    ----------   ----------   ----------
Total General & Administrative
  Expenses                          109,602        90,993      (18,609)      194,404      261,744       67,340
                                 ==========    ==========   ==========    ==========   ==========   ==========


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

     Payroll decreased in 2006 from the same periods in 2005. This was because the salaries of some employees who were considered administrative in 2005 could be charged to the cost of jobs in 2006 and are a part of cost of developing leases. The 2006 payroll expense is consistent with what we anticipate in the future.

     Office expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere. In the periods ended June 30, 2005, office expenses included $24,516 in equipment repairs. We did not have these expenses again in 2006.

     Professional fees increased $21,430 to $27,674 and $70,738 to $84,834 respectively for the three- and six-month periods ended June 30, 2006. The increase was mainly attributable to legal and audit fees in connection with the filing of our Form 10-SB. Our general accounting cost increased $7,867 and $12,084, respectively, for the three- and six-month periods ended June 30, 2006 over the same periods in 2005.

     Travel expenses decreased $9,740 and $9,370, respectively, for the three- and six-month periods ended June 30, 2006 as compared to the same periods in 2005. In 2006 home office management was not required to travel to the drilling locations as much because local managers were hired in 2006 to take care of the tasks previously done at locations by home office personnel.

     Depreciation is on office furniture and fixtures and computers. The increases in 2006 over 2005 are mostly due to new computers and an oil and gas software program.

INTEREST EXPENSE increased from $2,929 for the three months ended June 30, 2005 to $100,516 for the same period in 2006, an increase of $97,587 and from $3,469 for the six months ended June 30, 2005 to $119,736 for the same period in 2006, an increase of $116,267. This is because we took out a short-term note of $100,000 (increased in early 2006 to $200,000) for an equipment purchase in late 2005 at a rate of 4% per month (48% annual). We were in a cash crunch when the note was due and at times were required to pay as much as 25% per month (300% annual) to extend the note. Since the end of the period that ended June 30, 2006 we have retired this note (on July7, 2006) and have obtained financing at a 12% annual rate.

          Net Income (Loss)

     We suffered a net loss of ($32,133) in the three months ended June 30, 2006 compared to a net loss of ($313,263) in the same period in 2005. The decrease of loss in the three month period is attributable primarily to an increase in gross profit on leases developed and sold, $157,112 in 2006 compared to a loss of ($200,175) in 2005 which was partially offset by an increase in interest expense of $97,587. We also had a decrease in general and administrative expenses of $18,609 and an increased gross profit of $2,821 on oil and gas revenues all of which created a decrease in our loss for the quarter by $281,130 as compared to the same 2005 quarter.

     We suffered a net loss of ($238,129) in the six months ended June 30, 2006 compared to a net loss of ($307,878) in the same period in 2005. The decrease of loss in the six-month period is attributable primarily to an increase in gross profit on leases developed and sold, $134,743 in 2006 compared to a loss of ($114,095) in 2005 which was partially offset by an increase in interest expense of $116,267 and general and administrative expenses of $67,340. The balance of increase in net income for the period was due to an increased gross profit of $4,518 on oil and gas revenues, all of which created a decrease in our loss for the six months ended June 30, 2006 by $69,749 as compared to period in 2005.

     We financed our loss of ($238,129) for the six months ended June 30, 2006 primarily through an increase of $603,745 in current liabilities, a decrease in current assets of $79,251, an increase in notes payable of $166,877 and issuances of $167,997 worth of common stock for cash and services. These funds were also used to purchase new equipment and leases of $779,741.

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

Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Neither our company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.   Unregistered Sales of Equity Securities

     Set forth below are the sales of our common stock since April 24, 2006 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506.

     ----------- --------------------------- --------- ---------- --------------
                                             No. of               Type of
     Date        Person                      Shares    Price      Consideration
     ----------- --------------------------- --------- ---------- --------------
     05-12-06    Donald W. Rogers            25,000    $ 2,500    Cash
     ----------- --------------------------- --------- ---------- --------------
     05-12-06    Richard and Carol Rogers    75,000      7,500    Cash
     ----------- --------------------------- --------- ---------- --------------
     05-12-06    Judy H. Webb                50,000      5,000    Cash
     ----------- --------------------------- --------- ---------- --------------
     05-26-06    David and Lisa Wyatt        25,000      2,500    Cash
     ----------- --------------------------- --------- -------------------------
     06-16-06    James J. Schroeder          50,000      5,000    Cash
     ----------- --------------------------- --------- ---------- --------------
     06-01-06    Richard Spires                6,250       625    Cash
     ----------- --------------------------- --------- ---------- --------------
     06-30-06    Dan or Quinn West, Jr.      15,000      1,500    Cash
     ----------- --------------------------- --------- ---------- --------------
     06-30-06    Ronald & Helen Swatzyna     15,000      1,500    Cash
     ----------- --------------------------- --------- ---------- --------------
     07-11-06    Kreiser Living Trust        22,500      2,250    Cash
     ----------- --------------------------- --------- ---------- --------------

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

Dated:  August 16, 2006                    CONSOLIDATED OIL & GAS, INC.



                                           By /s/ James C. Yeatman
                                             -----------------------------------
                                             James C. Yeatman, President and CEO