Form 10QSB
period 2006-09-30
CONSOLIDATED OIL & GAS, INC.
filed 2006-11-14
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     As of November 9, 2006, the Company had 31,196,124 shares of its $.001 par value common stock issued and outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures                                            17

PART II - OTHER INFORMATION                                                 17

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sales of Securities                                   18

Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                                            Page
                                                                            ----

  Balance Sheets September 30, 2006 (Unaudited)
           and December 31, 2005                                            4
  Statements of Operations (Unaudited) for the Three Months and
           Nine Months Ended September 30, 2006 and 2005                    6
  Statements of Cash Flows (Unaudited) for the Nine Months
           Ended September 30, 2006 and 2005                                7
  Notes to the Financial Statements                                         8

                           CONSOLIDATED OIL & GAS, INC
                                 BALANCE SHEETS
                    DECEMBER 31, 2005 and SEPTEMBER 30, 2006

                                                  December 31,    September 30,
                                                      2005             2006
                                                                   (Unaudited)
                                                 -------------    -------------
                                     ASSETS

CURRENT ASSETS                                   $     159,328    $         300
    Cash
    Accounts receivable -
         Oil and gas                                    14,952           11,795
         Joint interest billings                         9,382             --
         Other                                           5,000            1,900

    Inventory, at cost                                  28,346           34,107
                                                 -------------    -------------

              Total Current Assets                     217,008           48,102
                                                 -------------    -------------

PROPERTY AND EQUIPMENT
    Oil and gas properties                             225,711          645,620
    Equipment                                          915,466        1,346,724
    Furniture and fixtures                              22,160           23,060
                                                 -------------    -------------
                                                     1,163,337        2,015,404
         Less accumulated depreciation                (449,497)        (556,819)
                                                 -------------    -------------
              Net Property and Equipment               713,840        1,458,585
                                                 -------------    -------------

              Total Assets                       $     930,848    $   1,506,687
                                                 =============    =============








   The accompanying notes are an integral part of these financial statements.


                           CONSOLIDATED OIL & GAS, INC
                                 BALANCE SHEETS
                    DECEMBER 31, 2005 AND SEPTEMBER 30, 2006
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,    September 30,
                                                                 2005             2006
                                                                              (Unaudited)
                                                            -------------    -------------
CURRENT LIABILITIES
    Accounts payable                                        $     169,023    $     716,207
    Accrued expenses                                               35,005           22,949
    Joint interest billings                                          --              8,281
    Billings in excess of costs and estimated earnings
       on uncompleted wells                                       168,415          283,304
    Deferred revenue                                              175,000           25,000
    Notes payable                                                 112,568             --
    Current portion of long-term debt                               3,663           10,600
                                                            -------------    -------------

            Total Current Liabilities                             663,674        1,066,341


LONG-TERM LIABILITIES
    Shareholder payable                                             6,000            6,000
    Long-term debt, net of current maturities                       9,160           15,148
    Note payable                                                     --            385,000
    Commitments and contingencies                                    --               --
                                                            -------------    -------------

            Total Liabilities                                     678,834        1,472,489
                                                            -------------    -------------

STOCKHOLDERS' EQUITY
    Common Stock, $.001 par value, 100,000,000 shares
      authorized, 30,215,638 and 31,071,124 shares issued
      and outstanding at December 31, 2005 and
      September 30, 2006, respectively                             30,216           31,071

    Additional paid-in capital                                  1,003,481        1,184,123
    Retained (deficit)                                           (781,683)      (1,180,996)
                                                            -------------    -------------

            Total Stockholders' Equity                            252,014           34,198
                                                            -------------    -------------

            Total Liabilities and Stockholders' Equity      $     930,848    $   1,506,687
                                                            =============    =============



   The accompanying notes are an integral part of these financial statements.


                          CONSOLIDATED OIL & GAS, Inc.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE and NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2006
                                   (UNAUDITED)



                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                 2005            2006              2005           2006
                                             ------------    ------------    ------------    ------------
Revenues
       Gas and oil sales                     $        850    $      4,530    $     19,030    $     18,165
       Contract drilling revenue                   16,999         192,421         638,127       1,426,486
       Other income                                  --              --              --              --
                                             ------------    ------------    ------------    ------------
                Total Revenues                     17,849         196,951         657,157       1,444,651
                                             ------------    ------------    ------------    ------------

Costs and Expenses
       Lease operating expenses                     3,065           2,255          17,155           7,282
       Cost of developing leases                  307,768         244,420       1,042,991       1,343,742
       General and administrative                  85,803          99,425         280,207         361,169
       Interest expense                             1,250          12,035           4,719         131,771
                                             ------------    ------------    ------------    ------------

                Total Costs and Expenses          397,886         358,135       1,345,072       1,843,964
                                             ------------    ------------    ------------    ------------

                Loss Before Income Taxes         (380,037)       (161,184)       (687,915)       (399,313)

Provision for Income Taxes                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Net (Loss)                                   $   (380,037)   $   (161,184)   $   (687,915)   $   (399,313)
                                             ============    ============    ============    ============

Basic and Diluted Loss Per Share             $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                             ============    ============    ============    ============

Weighted Average Common Shares Outstanding     29,975,000      31,021,000      29,711,000      30,543,000
                                             ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED OIL & GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2005         2006
                                                         ---------    ---------

Cash Flows From Operating Activities
     Net (Loss)                                          $(687,915)   $(399,313)

     Adjustments to reconcile net income loss
      to net cash provided by operating activities:
           Depreciation                                     53,628      107,322
           Common stock issued for services                 70,350       21,800
           Stock option for services                        13,500         --
     Changes in operating assets and liabilities:
           Accounts receivable                              (4,113)      15,639
           Net change in billings related to costs and
               estimated earnings on uncompleted wells     226,291      114,889
           Inventory                                       (18,800)      (5,761)
           Other assets                                        500         --
           Accounts payable                                 87,982      547,184
           Accrued liabilities                             (22,240)     (12,056)
           Joint interest billings                          (1,088)       8,281
           Deferred revenues                               390,750     (150,000)
                                                         ---------    ---------

     Net Cash Flows Provided by Operating Activities       108,845      247,985
                                                         ---------    ---------

Cash Flows From Investing Activities
     Purchase of oil and gas production
         equipment and leases                             (203,936)    (847,596)
     Purchase of equipment, furniture and fixtures          (9,735)        (900)
                                                         ---------    ---------

     Net Cash Used by Investing Activities                (213,671)    (848,496)
                                                         ---------    ---------

Cash Flows From Financing Activities
     Notes payable advances                                 28,068      493,059
     Payments on notes payable                             (19,402)    (207,701)
     Proceeds from sale of common stock                     83,500      156,125
                                                         ---------    ---------

     Net Cash Provided by Financing Activities              92,166      441,483
                                                         ---------    ---------

Change in Cash Balance                                     (12,660)    (159,028)

Cash at Beginning of Period                                 92,350      159,328
                                                         ---------    ---------

Cash at End of Period                                    $  79,690    $     300
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED OIL & GAS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                                              Nine Months Ended
                                                                 September 30,
                                                             -------------------
                                                               2005       2006
                                                             --------   --------


Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
           Interest                                          $  3,469   $132,458
                                                             ========   ========
           Income taxes                                      $   --     $   --
                                                             ========   ========



Non Cash Investing and Financimg Activities
     Common stock issued for services                        $ 70,350   $ 21,800
                                                             ========   ========

     Stock option for common stock                           $ 13,500   $   --
                                                             ========   ========

     Common stock issued for oil and gas lease               $ 30,000   $  3,572
                                                             ========   ========

     Common Stock issued for equipment                       $   --     $  4,800
                                                             ========   ========


















   The accompanying notes are an integral part of these financial statements.

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2006
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company's financial statements for the year ended December 31, 2005 included on the Company's Report on Form 10-SB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

                          Consolidated Oil & Gas, Inc.
                  SELECTED INFORMATION FOR FINANCIAL STATEMENTS

                               September 30, 2006
                                   (Unaudited)


NOTE 3:  STOCK TRANSACTIONS

During the nine months ended September 30, 2006, the Company issued the following common shares:

------------------------ --------------------- ---------------------------------
    Number of Shares             Value                     Description
    ----------------             -----                     -----------
------------------------ --------------------- ---------------------------------
        788,464                 $156,125           Issued for cash
------------------------ --------------------- ---------------------------------
         67,022                   21,800           Issued for services
------------------------ --------------------- ---------------------------------
                                   3,572           Issued for oil & gas lease
        -------                 --------
------------------------ --------------------- ---------------------------------
        855,486                 $181,497
------------------------ --------------------- ---------------------------------

NOTE 4:  NOTE PAYABLE

Notes payable are comprised of the following;

         12% Promissory Note to an unaffiliated individual, due
                  On or before July 1, 2008, secured by equipment       $385,000





NOTE 5:  LONG-TERM DEBT

On April 6, 2006 the Company signed a 9.19% note payable to an equipment manufacturer, payable in monthly installment of $257 for thirty-six (36) months including interest. The following summarizes future note payments:


                    Years Ending                      Amount
                    ------------                      ------

                        2006                         $ 1,213
                        2007                           2,598
                        2008                           2,847
                        2009                           1,072
                                                     -------
                                                     $ 7,730
                                                     -------

         On September 29, 2006 the Company signed a note payable to a bank, payable in quarterly installments of $1,000 plus interest at prime plus one percent (currently 9.25%). The following summarizes future note payments:


                    Years Ending                       Amount

                        2006                         $ 1,000
                        2007                           4,000
                        2008                           2,568
                                                     -------
                                                     $ 7,568
                                                     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2006 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Nine Months of 2006 Compared to First Nine Months of 2005

         The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,

                                     2005        2006        2005        2006
                                   --------    --------    --------    --------

Revenues                                100         100         100         100
Cost of Revenues                      1,741         125         161          94
Gross Margin                         (1,641)        (25)        (61)          6
General, Selling and
     Administrative Expenses            481          50          43          25
Interest                                  7           6           1           9
Net Income (Loss)                    (2,129)        (81)       (105)        (28)


Results of Operations

                  Sales

         Revenues of $196,951 and $1,444,651 in the three and nine months ended September 30, 2006, respectively, were 11.0 times revenues of $17,849 in the three months ended September 30, 2005 and 2.2 times revenues of $657,157 in the nine months ended September 30, 2005. The increases of $179,102 and $787,494 for the three and nine months ended September 30, 2006 respectively are attributable to an increase in our drilling activities. The company was doing workover projects in 2005 and is doing new drilling projects in 2006 which are more expensive projects to complete. Therefore, we charge more to the working interest partners for these projects. In a work-over project the drilling, testing, casing and cement work is already done and paid for. In a new drilling project those functions must be performed, requiring us to charge more for a project. The reason revenues from drilling were so low in the third quarter of 2005 is because we are on the percent of completion method of accounting which requires all estimated losses on projects to be recognized it is determined the is a loss. Most of our projects at June 30, 2005 were losses and very little revenue was allowed to be recorded in the percent of completion adjustment in the third quarter.


         The sources of revenue for the three and nine  months  ended  September
30, 2005 and 2006 are as follows:

                                      Three Months Ended                      Nine Months Ended
                                         September 30,                          September 30,
                                                       Increase                               Increase
                               2005         2006      (Decrease)      2005         2006      (Decrease)
                            ----------   ----------   ----------   ----------   ----------   ----------
Gas sales                          850        3,737        2,887       16,557       11,953       (4,604)
Oil Sales                         --            793          793        2,473        6,212        3,739
Contract drilling revenue       16,999      192,421      175,422      638,127    1,426,486      788,359
                            ------------------------------------   ------------------------------------

                                17,849      196,951      179,102      657,157    1,444,651      787,494
                            ==========   ==========   ==========   ==========   ==========   ==========

Gas and oil sales are primarily from one gas well in which we have a 70% working interest. Sales from gas show $2,787 more in the quarter ended in September 30, 2006 than in the same three months of 2005. Gas sales in the three months ended
September 30, 2006 would have been $4,707 but we made an adjustment for the period due to a prior quarter posting error for 2005. After this adjustment, the revenues for both the three and nine months ended September 30, 2006 are down due to a decrease in production from the well. The additional oil revenue in 2006 over 2005 came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales. Sales from this well may not be expected again for over a year.

         Contract  drilling  revenue  is the  revenue  derived  from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working  interest  to other  buyers.  The  working  interest  revenue is used to
develop  the  property.   Sale  of  leases   increased   $175,422  and  $788,359
respectively  in the three and nine month periods ended  September 30, 2006 over the sales in the same 2005  periods.  This increase is a result of more business done in 2006 over 2005. Also as noted earlier, the reason revenues from drilling were so low in the third  quarter of 2005 is  because  we are on the  percent of completion  method of accounting which requires all estimated losses on projects to be recognized it is  determined  the is a loss.  Most of our projects at June
30,  2005 were loss and very  little  revenue  was allowed to be recorded in the percent of completion adjustment in the third quarter.

COSTS and EXPENSES for the three and nine months ended September 30, 2005 and 2006 are as follows.

                                      Three Months Ended                       Nine Months Ended
                                         September 30,                           September 30,
                                                       Increase                                Increase
                               2005         2006      (Decrease)       2005         2006      (Decrease)
                            ----------   ----------   ----------    ----------   ----------   ----------

Lease operating expenses         3,065        2,255         (810)       17,155        7,282       (9,873)
Cost of developing leases      307,768      244,420      (63,348)    1,042,991    1,343,742      300,751
General and administrative      85,803       99,425       13,622       280,207      361,169       80,962
Interest                         1,250       12,035       10,785         4,719      131,771
                            ------------------------------------    ------------------------------------
Total Costs and Expenses       397,886      358,135      (39,751)    1,345,072    1,843,964      371,840
                            ==========   ==========   ==========    ==========   ==========   ==========


         Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The increase in expenses of $9,873 in the nine months ended September 30, 2006 over the same period in 2005 had to do with maintenance on the well in operation.

         Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2005 the costs are for re-entry of old wells and in 2006 the costs are associated with drilling new wells. The costs as compared to sales are extremely high due to some difficulty in completing the wells on a timely basis and some bad estimates in what total cost of development would be. Major categories of these expenses are as follows:

                                       Three Months Ended                       Nine Months Ended
                                          September 30,                           September 30,
                                                        Increase                                Increase
                               2005          2006      (Decrease)       2005         2006      (Decrease)
                            ----------    ----------   ----------    ----------   ----------   ----------
Equipment rent                    (373)       10,644       11,017       137,352       60,340      (77,012)
Labor                           69,583        95,350       25,767       204,121      400,739      196,618
Materials & supplies            77,155        46,365      (30,790)      242,340      294,697       52,357
Contract work                   95,015        27,303      (67,712)      221,237      279,722       58,485
Repairs to equipment            (1,194)        2,001        3,195          --          5,559        5,559
Selling costs                   55,166        37,046      (18,120)      192,892      233,949       41,057
Depreciation on equipment       12,416        25,711       13,295        45,049       68,736       23,687
                            -------------------------------------    ------------------------------------
Total Cost of Developing
  Leases                       307,768       244,420      (63,348)    1,042,991    1,343,742      300,751
                            ==========    ==========   ==========    ==========   ==========   ==========

Following is a description of the type of expenditure in each category. Change from quarter to quarter and year to year vary with both the total amount of work being performed and as to what the company can perform with its own equipment and when it require the use of outside service contractors.

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

         Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. This cost increases in 2006 over 2005 were because of the high volume of additional services required to drill new wells as compared to reworking an old well which was being done in 2005. Some of these additional costs include mud loggers, cement crews for casing installation and additional perforating.


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

GENERAL AND ADMINISTRATIVE expense for the three and nine months ended September
30, 2005 and 2006 are as follows.

                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                                            Increase                                Increase
                                     2005        2006      (Decrease)       2005         2006      (Decrease)
                                 ----------   ----------   ----------    ----------   ----------   ----------
Consulting                           20,000        5,613      (14,387)       43,032       46,636        3,604
Auto                                 12,665        7,132       (5,533)       25,070       28,981        3,911
Payroll                              26,326       16,323      (10,003)       91,540       67,284      (24,256)
Office                                6,739       28,879       22,140        65,883       67,433        1,550
Professional fees                    10,810       31,087       20,277        24,906      115,921       91,015
Project Analysis                         42         --            (42)          228        6,648        6,420
Travel                                8,068        5,779       (2,289)       26,089       14,430      (11,659)
Depreciation                          1,153        4,612        3,459         3,459       13,836       10,377
                                 ------------------------------------    ------------------------------------
Total General & Administrative
  Expenses                           85,803       99,425       13,622       280,207      361,169       80,962
                                 ==========   ==========   ==========    ==========   ==========   ==========


         Consulting expenses are for hiring people to locate properties, advice on the likelihood of properties having oil and other miscellaneous outside consultants.

         Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles.

         Payroll decreased in 2006 from the same periods in 2005. This was because some employee's salaries in 2005 that were considered administrative could be charged to the cost of jobs in 2006 and are a part of cost of developing leases. The 2006 payroll expense is consistent with what we anticipate in the future.

         Office expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere. In the period ended September 30, 2006 the company had a $10,000 expenditure related to an uninsured loss that it does not expect to be repeated.

         Professional fees increased $20,270 to $31,087 and $91,015 to $115,921 respectively for the three and nine months ended September 30, 2006. The increase was mainly attributable to legal and audit fees in connection with the filing of our Form 10-SB and getting registered to trade our stock on the OTC:BB

         Travel expenses decreased from the same periods in 2005. In 2006 home office management was not required to travel to the drilling locations as much because local managers were hired in 2006 to take care of the tasks previously done at locations by home office personnel.

         Depreciation is on office furniture and fixtures and computers. The increases in 2006 over 2005 are mostly due to new computers and an oil and gas software program.

INTEREST EXPENSE increased from $1,250 for the three months ended September 30, 2005 to $12,035 for the same period in 2006, an increase of $10,785 and from $4,719 for the nine months ended September 30, 2005 to $131,771 for the same period in 2006, an increase of $127,052. This is because we took out a short-term note of $100,000 (increased in early 2006 to $200,000) for an equipment purchase in late 2005 at a rate of 4% per month (48% annual). We were in a cash crunch when the note was due and at times were required to pay as much as 25% per month (300% annual) to extend the note. Since the end of the period ended June 30, 2006 we have retired this note (on July 7, 2006) and have obtained financing at 12% annual rate.

                  Net Income (Loss)

         We suffered a net loss of ($161,184) in the three months ended September 30, 2006 compared to a net loss of ($380,037) in the same period in 2005. The decrease of loss in the three month period is attributable primarily to a decrease on gross loss on leases developed and sold, ($51,999) in 2006 compared to a loss of ($290,769) in 2005 which was partially offset by an increase in interest expense of $10,875. We also had an increase in general and administrative expenses of $13,622 and an increased gross profit of $4,490 on oil and gas revenues all of which created a decrease in our loss for the quarter by $218,853 as compared to the same 2005 quarter.

         We suffered a net loss of ($399,313) in the nine months September 30, 2006 compared to a net loss of ($687,915) in the same period in 2005. The decrease of loss in the nine month period is attributable primarily to an increase on gross profit on leases developed and sold, $82,744 in 2006 compared to a loss of ($404,864) in 2005 which was partially offset by an increase in interest expense of $127,052 and general and administrative expenses of $80,962. The balance of increase in net income for the period was due to an increased gross profit of $9,008 on oil and gas revenues all of which created a decrease in our loss for the nine months ended September 30, 2006 by $288,602 as compared to period in 2005.

         We financed our loss of ($399,313) for the nine months ended September 30, 2006 primarily through an increase of $402,667 in current liabilities, a decrease in current assets of $168,906, an increase in notes payable of $390,988 and issuances of $181,497 worth of common stock for cash and services. These funds were also used to purchase new equipment and leases of $744,745.

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

Item 2.           Unregistered Sales of Equity Securities

         Set forth  below are the sales of our common  stock since July 11, 2006
in  transactions  exempt  from  registration   pursuant  to  the  provisions  of
Regulation D, Rule 506.

         ---------- -------------------------- --------- -------- --------------
                                               No. of             Type of
         Date       Person                     Shares    Price    Consideration
         ---------- -------------------------- --------- -------- --------------
         07-20-06   Julia Wamser                7,500    $  750   Cash
         ---------- -------------------------- --------- -------- --------------
         07-25-06   Thomas Fry                 15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         08-15-06   Ronald Wamser               5,000       500   Cash
         ---------- -------------------------- --------- -------- --------------
         08-31-06   James Harris               30,000     3,000   Services
         ---------- -------------------------- --------- -------- --------------
         08-31-06   Frank and Maureen Crowley  15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         08-31-06   Lamkin Enterprises         40,000     4,000   Cash
         ---------- -------------------------- --------- -------- --------------
         10-13-06   Steven Wood                50,000     5,000   Services
         ---------- -------------------------- --------- -------- --------------
         10-09-06   Jerome Bingham             15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         10-05-06   Kenneth Hayes               7,500       750   Cash
         ---------- -------------------------- --------- -------- --------------
         10-05-06   Kreiser Living Trust       15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         10-15-06   Leo Bailleau               15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         10-13-06   Leo Bailleau               15,000     1,500   Cash
         ---------- -------------------------- --------- -------- --------------
         10-13-06   Richard Miller              7,500       750   Cash
         ---------- -------------------------- --------- -------- --------------

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

Dated:  November 14, 2006                  CONSOLIDATED OIL & GAS, INC.



                                           By /s/ James C. Yeatman
                                             -----------------------------------
                                             James C. Yeatman, President and CEO