Form 10KSB
period 2006-12-31
CONSOLIDATED OIL & GAS, INC.
filed 2007-05-18
CIK 1346736

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

CONSOLIDATED OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada (state of incorporation)	000-51667 (Commission File Number)	91-2008446 (IRS Employer I.D. Number)

316 Main Street, Suite L
Humble, TX 77338
(281) 446-7122
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $1,734,203

State the aggregate market value of the 12,816,957 voting and non-voting common equity held by non-affiliates computed by reference to the $0.0775 average bid and asked price of such common equity, as of May 17, 2007: $993,314.

As of May 17, 2007, there were 32,816,957 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Item 10	Executive Compensation	41
	Summary Compensation Table	41
	Outstanding Equity Awards at Fiscal Year-End	41
	Director Compensation	41
	Employment Contracts	41

Item 11	Security Ownership of Beneficial Owners and Management
	and Related Stockholder Matters	41
	Changes in Control	42

Item 12	Certain Relationships and Related Transactions, and
	Director Independence	42

Item 13	Index to Exhibits	42

Item 14	Principal Accountants Fees and Services	44

Signatures		44

Item 1.  Description of Business.

Business Development

We were incorporated in Nevada on August 18, 1999. Our name then was Iowa Industrial Technologies, Inc. On August 27, 2003 we merged with another Nevada corporation, Consolidated Oil & Gas, Inc., which had been incorporated in Nevada on November 12, 1999. We were the surviving corporation in the merger and changed our name to Consolidated Oil & Gas, Inc.

Business of Consolidated Oil & Gas, Inc.

We explore for and produce oil and gas that we sell to oil and gas gatherers. The gas sometimes is sold directly to the public utility companies. We do our exploration with working interest partners and oil and gas companies that wish to invest in the oil and gas business. A working interest partner buys a percent in a project or well and receives a share of the monthly net revenue of that well (gross revenue less royalties, taxes and operating expenses) based on his percentage of ownership in the well or project. If a well experiences a net loss for a month, a working interest partner is billed for his percentage share of the costs of operating the well in excess of the revenues received. In all of the projects we have, we are the operating working interest partner and the other working interest partners have no involvement in the management of the well or project. The working interest partner receives a recordable assignment for his share of the well or project. The share of revenues and expenses of the working interest partners is not included in the revenue and expenses of our company.

We own equipment to both drill new wells and to work-over old wells. A new well is to find a location and drill a new well from the ground to the depth at which various types of geological studies indicate one may find oil or gas. To work-over a well is to locate an existing well bore (hole previously drilled and completed) which either is no longer productive or is lagging in production and do the necessary repairs to either put it back in production or to increase the production already there.

Our past strategy has been to find wells that need to be worked-over and to apply advanced technology to create additional production from these wells. Following are some examples of advanced technology which is in use today that were not in use when these wells previously produced.

1. Nitrogen clean out process, which is to pump nitrogen down the well bore to get the gases acting again to create new production.

2. Use of coil tubing units to clean out lateral lines on the well bores.

3. Use of cased logging technology with advanced computer enhancement to identify potential producing zones of oil and gas.

4. Use of horizontal drilling techniques which may not have been available when the original well was drilled. This is to shoot a horizontal line out from the vertical well bore to gain production from a larger area under the ground.

5. New fracturing technology that exerts horizontal fractures in the formation.

We plan to identify undeveloped prospects and drill new wells in 2007 as well as continue our re-entry operations. In late 2005 and early 2006, we have leased 1,255 acres in South Texas on which 10 drilling locations have been identified. By leasing this property, we mean we have acquired certain rights to the minerals under the property from the mineral owners. When we lease a property we have from one to two years to gain production from that property and then the lease is held in perpetuity as long as there is commercial production from the property. The owner of the mineral rights, whom we lease the property from, gets a royalty from whatever production we get from the property. The royalties usually run 16% to 25% of the gross revenue (net of state oil & gas taxes) from the production. We are in the process of completing the leases of the mineral rights of approximately 1,500 acres in the same area in which we already have leases. We have identified another 10 drilling sites on this acreage. We have completed negotiations with mineral owners of 612 acres of this tract of land. If we are successful in acquiring this tract of mineral interests we anticipate paying a 25% royalty to the mineral owners. We will need approximately $100,000 to complete the purchase of these mineral leases. We have not identified the source of these funds. We will have to seek loans, equity placements, or sell off working interests in projects we acquire to be able to complete these purchases. There can be no assurance that we will be able to raise the funds necessary for the projects and mineral leases we are attempting to acquire.

Three of the wells on the above mentioned leases have been completed. One of those wells has been declared a dry hole. We are still testing the other two wells to determine if commercial quantities of oil or gas can be produced from these wells. To complete a well means to drill the hole, test the productions zones, set and cement casing to the depth of the hole and to set tubing in the hole for production any other equipment necessary for the production of oil and gas from the well. Completing a well does not mean that we will be successful in producing oil and/or gas from the well. After completion it is necessary to perforate a well in the zones that tests indicate a possibility of oil or gas. Perforating is to blast a hole through the tubing and casing, into the formation to see if oil or gas comes to you. Depending on results, you may or may not start to see commercial quantities of oil or gas for production and other steps may be taken, such as fracturing (blasting sand or other substances into the formation to loosen the crevices that oil or gas may be trapped in). If you are successful in getting commercial quantities of oil and gas, above ground equipment will be necessary to begin production.

Beginning in late 2003 with a tightening of the availability of oil field equipment, we began looking for leases with workover possibilities on which we could take advantage of the use of our own equipment. As a result we acquired several leases with workover possibilities in the South Texas and West Texas areas. (“Workover possibilities” means that an examination of the electronic logs that were obtained when a well was first drilled and an examination of its production history suggest that an application of the new technology described above could revive the well and make it productive.) After acquiring a lease it is our practice to find a partner to put up the project’s development money for a working interest in the project. (The term “working interest” applies to parties that must bear the costs of drilling and operating a well, as distinguished from the owners of “royalty interests” who bear no costs but share in the production.) To date we have paid to the entities putting up the development money 100% of the working interest revenue in the projects until payout. After payout to the provider of the development money, we will participate in the working interest revenues at amounts varying from 20% to 50%. In future projects we plan to share in revenues from the first dollar with our working interests partners in proportion to our ownership. We charge the project for the use of our workover equipment at a rate not to exceed the going rate in the area.

In 2005 we raised $1,477,000 and spent $1,398,000 on six such projects. In 2006 we did not raise any additional money for such projects but spent additional $286,000 on the projects started in 2004 and 2005. In 2006 we raised $1,712,736 for drilling three new wells and spent $1,742,300 for the development of those wells.

Distribution Methods

We distribute oil and gas that we produce through oil and gas gathering companies with the gas sometimes being sold directly to public utility companies.

Our distribution agreements for oil provide for an oil wholesaler to pick up oil from our tanks and pay us according to the market prices at the time the oil is picked up at our tanks. There is a great demand for oil and there are several companies we can have pick the oil up. We have no long-term contracts with any one company.

Our distribution agreements for gas provide for us to tap into the distribution line of a gas distribution company, and we are paid for our gas at the market price at the time of delivery less any transportation charge from the gas transmission company. These charges can range from 5% to 30% of the market value of the gas depending on the need of the particular transmission company.

Competitive Business Conditions

Because of historic high prices for oil and gas, there are many companies competing for the leasehold rights to good oil and gas prospects. And, because so many companies are again exploring for oil and gas, there is a shortage of equipment available to do drilling and workover projects.

We believe we have an advantage over many small companies, because we own our own drilling and workover equipment and do not have to wait for contract equipment and crews, which are in short supply at the current time.

One way we compete with other exploration or development companies is our practice of allowing our investors to recoup their entire investments in our wells before we attain the right to share in the production from the wells.

Source and Availability of Raw Materials

Other than drilling mud, we have no significant raw materials. However, we make use of numerous oil field service companies in the drilling or workover of wells. We operate now only in Texas, where there are numerous oil field service companies. Some of the better known ones are Halliburton and Schlumberger.

Dependence on One or a Few Customers

There is a ready market for the sale of crude oil or natural gas. We sell our production to many different purchasers, most of whom pay similar prices that vary with the international spot market prices.

Patents, Trademarks, Royalties, Etc.

We have no patents, trademarks, licenses, concessions, or labor contracts. We pay royalties to mineral owners and owners of overriding royalties on oil and gas leases. These royalties range from 16.67% to 30%. The leases are good and royalties are owed as long as there is production on the property.

Government Approvals

We are required to get approval from the Texas Railroad Commission before work can begin on any well and before production can be sold. We have all of the required permits on the properties currently in operation.

Existing or Probable Governmental Regulations

We currently are active only in Texas. Developing and operating oil and gas properties in Texas is highly regulated by the Texas Railroad Commission. Other states have their own agencies that regulate this industry, and in some areas of exploration and production, the United States government regulates the industry.

Regulations, whether State or Federal, control numerous aspects of drilling and operating oil or gas wells, including the care of the environment, the safety of the workers and the public, and the relations with the owners and occupiers of the surface lands within or near the leasehold acreage. The effect of these regulations, whether State or Federal, is invariably to increase the cost of operations.

The costs of complying with the Texas Railroad Commission include a permit for drilling a well before beginning a project, which is usually around $500. Other compliance matters have to do with keeping property free of oil spills and the plugging of wells when they no longer produce. If oil spills are not cleaned up on a timely basis fines can range from just a few dollars to as high as five thousand dollars. The Company has people who visit the properties on a daily basis to be certain there are no mishaps which are not corrected promptly. The other significant cost of compliance with the Texas Railroad Commission is the plugging of wells after their useful life. This is usually a small amount ($2,500 to $5,000) per well. In most instances there is pumping equipment and pipe which can be salvaged to offset most if not all of that cost. Plugging a well consists of pumping cement into the well bore sufficient to prevent any oil and gas zone from ever leaking and contaminating the fresh water supply.

Costs and Effects of Compliance with Environmental Laws

There is a cost in complying with environmental laws that is associated with each well that is drilled or operated, which cost is added to the cost of the operation. Each well will have an additional cost associated with plugging and abandoning the well when it is no longer commercially viable. The estimated costs of dismantlement and abandonment of depleted wells are estimated to be relatively immaterial in amount and we believe the salvage value of the equipment on the wells will be sufficient in amount to cover any such costs.

Number of Employees

We have seventeen full-time employees.

Item 2.  Description of Property.

We lease approximately 1,000 square feet of modern office space as corporate headquarters, consisting of a large conference room, three offices and a storage room. We also have a field office consisting of approximately 600 square feet of modern office space and a 4,000 square foot shop. The lease expired December 31, 2006 and is on a month-to-month basis. Our monthly rent is $800.

We own interests in oil and gas leases in Texas on some of which leases there are producing oil and gas wells in which we own part or none of the working interest. Our aggregate interests are set forth below.

	Productive Wells		Non-Productive Wells
County	Gross Wells	Net Wells	Gross Wells	Net Wells

Zavala:
Gas	1	0.7	-	-
Oil			3.2325
Frio:
Oil	1	0.1875	-	-
Medina:
Gas	4	0(1)	-	-
Dimmit:
Oil	9	4.05(2)	-	-

	Developed Acreage
County	Gross Acreage	Net Acreage

Zavala:
Gas	40	28
Oil	1183	275
Frio:
Oil	80	15
Medina:
Gas	356	0(1)
Dimmit:
Oil	1,998	799.2

Additional information on these leases is as follows.

Lease	Date	Expiration	County	Royalty	Gross Acres
Name	Entered		Location

Glasscock	Mar.-00	HBP	Zavala	30%	40
Schweer/Valenzuela	Aug-04	HBP	Medina	20%	356
VWD	Dec-04	HBP	Dimmit	28%	1,378
Rod Ranch	May-05	HBP	Dimmit	28%	620
Lena Buerger	Apr-05	HBP	Frio	18%	80
House-LaPryor(3)	Oct-05	1 well every six months, then HBP	Zavala	22%	434
Grelle(3)	Jan-06	3 yrs to produce, then HBP	Zavala	20%	749
Gros Ventre	Jun-06	Spud by Jan 31, 2007, then HBP	Zavala	27%	620
House-Catulla	Feb-06	Three Years, then HBP	LaSalle	16.67%	608

The above schedule is a summary of the leases we own. All of the leases are with individuals who have no affiliations with the company. They are all located within the state of Texas in the counties indicated. When we indicate the expiration as HPD, it means the well is “held by production”. This means that the lease is in existence as long as there is production from wells on the property and the mineral owners are receiving royalty checks.

(1)
We own no interest in any of the wells in Medina County, but through a wholly-owned subsidiary we own a seven-mile-long pipeline that is connected to the producing wells and from the operations of which we charge a transmission fee to the working interest owners of the wells.

(2)
Our working interest in these wells is a 45-perent interest that is contingent and vests upon the other working interest owners receiving from production their approximately $450,000 investment in the wells. As of February 28, 2007 the other working interest owners had received $69,713 in production revenues.

(3)
Two wells have been drilled on the house property and one well has been drilled on the Grelle property. We are attempting to complete the wells to commercial production but have not yet been able to do so.

Undeveloped Acreage
As of February 28, 2007

County	Gross Acres	Net Acres

Zavala	620	589
LaSalle	608	608

Gross wells are the total number of oil and gas wells in which we have an interest. Net wells are the ratio of our interest to the total wells. (Example: If we own a well which we have sold off 30% interest to other working interest owners, then we have 70% left as a net well. That means we have 1 gross well and .7 net wells.)

The same example holds true for gross and net acreage.

Productive wells are the wells we have that are producing oil and/or natural gas. A non-productive well is a well which has a well bore and has not been shut-in (cemented in and capped). This well bore may or may not be some time in the future be a candidate for a work-over. Dry wells are wells which have been drilled and there are no oil and gas shows on the logs. No oil or gas will ever be produced from a dry well.

Exploratory wells are wells which are drilled in a non-proven field. Geological studies may indicate the existence of oil or gas but there has not been any proof by previous drilling in the field. Developmental wells are wells drilled or reworked in a field where there are previous discoveries of oil and natural gas. These wells have a much higher probability of being successful than exploratory wells.

Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells. Undeveloped acreage is acreage we have leased but have not yet drilled wells. It is available for future drilling programs.

Drilling Activity

The following table sets forth, for each of the last three fiscal years by geographic areas in Texas, the number of net productive and dry exploratory wells drilled and the number of net productive and dry development wells drilled.

	Net Exploratory Wells Drilled		Net Development Wells Drilled
County	Productive	Dry	Productive	Dry

Medina:
2006	0	0	0	0
2005	0	0	0	0
2004	0	0	4	1
Jackson:
2006	0	0	0	0
2005	0	0	0	1
2004	0	0	0	1
Dimmit:
2006	0	0	0	0
2005	0	0	9	0
2004	0	0	0	0
Zavala:
2006	0	3	0	0
2005	0	0	0	0
2004	0	0	0	0
San Jacinto:
2006	0	0	0	0
2005	0	0	0	0
2004	0	0	0	2
Frio:
2006	0	0	0	0
2005	0	0	1	0
2004	0	0	0	0
LaSalle:
2006	0	0	0	0
2005	0	0	0	1
2004	0	0	0	0

Present Activities

We had almost completed a five-well program in 2004 in Medina County, Texas in which we sold off 100% of the working interest ownership to sixteen individuals, with our company remaining the operator of the wells. This lease was signed in July 2004 and consists of approximately 356 acres. Terms of the lease call for a 20% royalty to be paid to the mineral owners whom we have the lease with. The lease is good until there is no longer production from the property. The working interest owners have $625,217 invested in the property. We have no investment in this property. Through our subsidiary, Sabinal Resources, Inc., we constructed a seven-mile pipeline to the property which we retained and will charge a transmission fee to the working interest. There is no contract for this arrangement.

We are the managing working interest owner in a project in Dimmitt County, Texas which consists of four leases with nine existing well bores. The leases were signed in December of 2004 and May of 2005 with individual owners of the mineral rights. The leases call for a royalty payment of 20% to 28% on the production of oil and gas from the property. The leases remain in effect for as long as oil and/or gas is produced from the property. These well bores have been entered and currently produce a total of 150-200 barrels of oil per month. Tests show gas production should total 300-400 mcf a day total from these wells when gas lines are completed and the wells are on line. We retain a working interest of 45% in these wells after a payout of $450,000 to our working interest partner. The working interest partner has received payment of $75,000 to date. The working interest partner has invested $450,000 in the project and we have invested an additional $344,018. There is enough acreage for ten new wells if production proves to be as anticipated.

We have produced the Leta Glascock Well in Zavala County for over four years. Gross revenues from this well have been running $2,000 - $3,000 a month. The lease was signed in November of 2001 and is good as long as there is production from the property. There is a 30% royalty payable to the mineral owners with whom we have the lease. We are the operating working interest owner with a 70% working interest and one other individual has a 30% working interest in the project. A total of $36,000 was invested in this well. We invested $16,000 and the 30% working interest partner invested $21,000. We have existing production in Zavala County on a well that is operating with an experimental down-hole pump. Production is nominal from this well.

We drilled three wells on the House and Grelle leases in 2006 and are currently attempting to complete these wells to commercial production. We have declared these wells as dry holes on our financial statements but are still attempting procedures which may bring the wells to commercial production.

We obtained the Gros Ventre lease in 2006 and spudded it in before the due date on the leases. We are attempting to raises approximately $600,000 to drill and complete this well. We have 3-D seismic and other geological data which indicate this to be a very viable prospect.

We have leased in 2006 additional acreage in Zavalla and LaSalle counties with 1,228 acres.

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements. Further, during the last three years we had no significant delivery commitments.

Item 3.  Legal Proceedings.

Neither our company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the stockholders of our company during 2006 through the solicitation of proxies or otherwise.

Item 5.     Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the stock symbol “CSLG”. The high and low bid for the fourth quarter of 2006 when it was approved for trading on the OTC Bulletin Board was $.10 and $.60. This quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On August 27, 2003 our company, then named Iowa Industrial Technologies, Inc., merged with another Nevada corporation, which was named Consolidated Oil & Gas, Inc. Our company was the surviving entity in the merger, and we renamed our company “Consolidated Oil & Gas, Inc.”

Iowa Industrial Technologies, Inc. was subject to the periodic reporting requirements of the Securities Exchange Act of 1934 by reason of its having filed, on June 25, 2001, a Form 10-SB with the Commission. However, it was severely delinquent in its reporting requirements, having filed only two quarterly reports on Form 10-QSB since it became subject to filing requirements. When the August 2003 merger became effective and the surviving company changed its name to its present name, it failed to file any disclosures with the Commission on a Form 8-K, as it was required to do, that would inform the public about the merger and the new line of business of the company.

By reason of the above, in September 2004 the Commission issued an Order Instituting Proceedings to revoke the registration of our company under the Securities Exchange Act of 1934. On December 17, 2004 after a hearing the Commission issued its Initial Decision, revoking such registration, which decision became final on January 28, 2005. After filing a 10-SB with the SEC we were approved by them to again trade our stock on July 15, 2006. We were not approved for trading by NASD until the fourth quarter of 2006.

Our common stock had been trading since July 2004, on the Pink Sheets on an unsolicited basis only, under the stock symbol “CSLO”. In June 2005 N.A.S.D. changed the stock symbol of our company to “CSLG.” On October 21, 2005, N.A.S.D. Regulation, a NASDAQ-owned entity that performs certain regulatory functions regarding the Pink Sheets, in response to its receipt from the Commission of its Order revoking the registration of our common stock, caused our stock symbol to be cancelled and no longer able to be accessed electronically. As far as we know, there was been no trading in our stock since that date until we were again approved for trading.. During the period between January 1, 2005 and October 21, 2005, we observed on the pink sheets quotation system that our stock traded between $0.10 and $1.07.

Holders

As of May 16, 2007 there were approximately 142 holders of record of our Common Stock.

Dividends

We have paid no dividends to our common stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Securities Authorized for Issuance Under Equity Compensation Plans.

We have no compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the last three years, Consolidated Oil & Gas, Inc. issued shares of its Common Stock to the persons listed below transactions summarized as follows:

Information concerning sales of stock from 2004 through May 12, 2006 is set forth in the Company’s Form 10-SB filed July 11, 2006 (SEC File No. 000-51667) and is incorporated by reference to such document. Sales since that date are as follows:

Date of Purchase	Person	Number Of Shares	Total Purchase Price	Consideration

05-06 through 08-06	10 persons	211,250	$21,125	$21,125 Cash
08-31-06	James Harris	30,000	3,000	Consulting Services
08-31-06	2 persons	55,000	5,500	$5,500 Cash
10-13-06	Steven Wood	50,000	5,000	Well Services
10-06 through 12-06	19 persons	798,333	91,250	$91,250 Cash
11-13-06	Brittney L Sonaga	2,000	200	Consulting Services
11-14-06	24 persons	624,000	62,400	Investment in Wells
12-28-06	Carlton Wood	40,000	4,000	Well Services

In all instances of the above sales, the sales were made under the exemption from registration provided by Regulation D, Rule 506. The purchasers were either officers or directors of our company, were accredited investors with whom we had a preexisting relationship or in less than ten instances were non-accredited investors with whom we had a preexisting relationship and to whom we delivered offering materials that complied with the disclosure requirements of a Form SB-2 including audited financial statements. The sales were not accompanied by any public solicitation or public advertising. The sales were made by officers of our company who received no compensation, director or indirect, for effecting the sales.

Item 6.  Management’s Discussion and Analysis.

The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

	For the Years Ended December 31
	2005	2006

Revenues	100	100
Cost of Revenues	84	101
Gross Margin	16	(1)
General, Selling and Administrative Expenses	22	22
Exploration and Dry Hole Costs	-	19
Interest	1	7
Net Income (Loss)	(7)	(49)

Results of Operations

Sales

Revenues of $1,917,894 in fiscal year (FY) 2006 were slightly higher than revenues of $1,701,893 in FY 2005.

The sources of revenue for 2005 and 2006 are as follows:

			Increase or
	2005	2005	(Decrease)

Gas and oil sales	$33,890	$21,467	$(12,423)
Contract drilling revenue	1,665,994	1,896,427	230,433
Other income	2,009	-	(2,009)

Total Revenue	$1,701,893	$1,917,894	$216,001

Gas and oil sales are primarily from one well in which we have a 70% working interest. Sales from this well were les by $12,423 in 2006 as compared to 2005. The decreases are because of lower gas prices in 2006 as compared to 2005 and also due to a slight decline in production from the well. Oil and gas sales are only from our share of the working interest ownership in a property. We only record the income and expenses from the working interest portion of the wells we own. Example: If we sell off 60% of the working interest in a well, we only record 40% of the revenue after royalties as oil and gas sales on our books. The royalty portion of the income and the other 60% of the working interest portion is recorded as a liability on our balance sheet. Likewise we only record 40% of the expense as lease operating expense with the balance being recorded as a receivable on our balance sheet. These items are netted for reporting purposes.

Contract drilling revenue is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interest to other buyers. The working interest revenue is used to develop the property. If the cost of developing a property is less than what a working interest owner paid for his working interest, we make a profit on this facet of our business. At the time of a sale of a working interest in a property, it is unknown whether a profit or a loss will result from the drilling activity. We always add a contingency amount to our calculations of what the costs will be and an additional amount for our promotion of the project. This is standard practice in the industry.

Contract drilling revenue increased $230,433 in 2006 over the sales in 2005. In 2006 the company was drilling new wells while in 2005, we were doing workovers of old existing wells which is usually not as costly. We drilled three wells in the first half of 2006 and spent the rest of the year attempting to complete them to produce commercial quantities of oil. We were attempting to get commercial production from these wells before raising additional money to drill more wells.

Other income in 2005 was a gain from the sale of a truck and from the sale of some scrap metal on the properties.

Cost of Sales and Gross Margin

The cost of sales of $1,936,057 in FY 2006 was 1.3 times the cost of sales of $1,438,989 in FY 2005. The cost increase is primarily due costs associated with attempting to complete the wells drilled after some engineering problems. Gross margin (loss) of ($18,163) in FY 2006 - (1%) of sales - compares with gross margin of $262,909 in FY 2005 - 16% percent of sales. The decrease in gross margin in FY 2006 over FY 2005 was because extra costs associated with attempting to complete the wells drilled after some engineering problems. The company also kept most of its drilling crew on in working on some previously abandoned wells, without any revenue coming in. This was so when we resumed drilling activities, we would still have a trained crew to which is very hard to find in the oil fields.

COSTS and EXPENSES for 2005 and 2006 are as follows.

			Increase or
	2005	2006	(Decrease)

Lease operating expenses	$32,211	$10,066	$(22,145)
Cost of developing leases	1,406,778	1,925,991	519,213
General and administrative	374,046	427,338	53,292
Exploration and dry hole costs	-	358,800	358,800
Interest expense	15,861	145,013	129,152

Total Costs and Expenses	$1,828,896	$2,867,208	1,038,012

Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The decrease in operating costs in 2006 compared to 2005 was because in 2005, the company did a workover (major repair) on the gas well which was producing income in hopes of extending the life of the well.

Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both or the costs of drilling a new well. In 2005 all of the costs are associated with working over old wells while in 2006 nearly all of the costs are associated with drilling three new wells. Major categories of these expenses are as follows:

			Increase or
	2005	2006	(Decrease)

Lease purchases	$43,308	$6,705	$(36,603)
Equipment rent	183,508	114,967	(68,541)
Labor	342,183	611,439	269,256
Materials & supplies	203,140	399,368	196,228
Contract work	189,569	404,503	214,934
Repairs to equipment	66,620	29,671	(36,949)
Selling costs	309,173	250,349	(58,824)
Depreciation on equipment	69,277	108,989	39,712

Total Costs and Expenses	$1,406,778	$1,925,991	$519,213

Lease purchases represents the amount of upfront money paid to acquire a lease. In some instances a mineral owner will allow you to obtain a lease only for the future royalties he will receive and in other cases the mineral owner will require an up front lease fee (sometime called a lease bonus) as well as future royalties based on production. The amount of fees paid in 2006 was $36,603 less than that paid in 2005 because we were able to obtain most of our leases without paying the lease bonus.

Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. We spent $68,541 more renting equipment in 2005 than in 2006. In late 2005 and early 2006 we increased the amount of equipment we owned reducing the amount of equipment we were required to rent.

Labor is the amount spent for labor of people who worked for the company. It also includes cost associated with the people such as taxes and living expense while working on the projects. It does not include the salaries of the administrative staff. The labor expense increase from $342,183 in 2005 to $611,439 in 2006, an increase of $269,256 was because we added an additional drilling crew in 2006 to operate our new equipment. The reason the total labor was so much higher in relation to sales in 2006 than in 2005 was because when our workload decreased due to lack of funds, we kept our crews working on maintenance, etc. By doing this we will have experienced crews available when we have funds available to resume drilling. Experienced crews are difficult to find in the oil patch in today’s environment.

Materials & supplies is the amount spent on various materials to work on the projects. This can include pipe, pumps, tanks, chemicals, pumping units, water, drilling fluids and various other materials used to drill or re-work a well. The amount spent for these type of items increased $196,228 from the $203,140 spent in 2005. In 2005 the company did mostly workover jobs while in 2006 the company drilled mostly new wells. When drilling a new well, you have the cost of casing, tubing, above ground equipment, drilling fluids and other items which are many times already present when doing a workover job.

Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. This cost increased from $189,569 in 2005 to $404,503 in 2006 or an increase of $214,934. These cost increased due to the nature of work being performed in 2006 as compared to 2005. When drilling new wells you additional costs include mud logging, cement crews for casing installation and additional perforating.

Repairs to equipment is the cost of repairing equipment owned by us. This cost decreased from $66,620 in 2005 to $29,671 in 2006 or a decrease of $33,999 from 2005. The major reason for this decrease is because we had some equipment vandalized in 2005 which cot approximately $25,000 for repairs.

Selling costs are the expenses incurred in the selling of working interest in the wells and is made up mostly of commissions. We were advised in the middle of 2006 that we could not pay commissions on the sale of working interest unless the interests were sold by a registered broker dealer. After that time we quit paying commissions and all sales are made only to accredited investors by company officers with no commissions being paid.

Depreciation on equipment is the depreciation taken on the equipment owned by us. It increased by $39,712 in 2006 over 2005 from $69,277 to 108,989. This was because we purchased and put in service a new drilling rig and the equipment that goes with it in early 2006.

General, Selling and Administrative Expenses

General, selling and administrative expenses of $389,907 in FY 2005 were $194,907 (100%) higher than general, selling and administrative expenses of $195,023 in FY 2004. The increase is attributable to the increase in activity in 2005 over 2004 and gearing up for additional activity in 2006.

GENERAL AND ADMINISTRATIVE expense for 2005 and 2006 are as follows.

			Increase or
	2005	2006	(Decrease)

Consulting	$43,528	$59,884	$16,356
Auto	40,445	38,337	(2,108)
Payroll	121,427	96,436	(24,991)
Office	98,257	81,124	(17,133)
Professional fees	37,003	129,683	92,680
Travel	17,748	17,074	(674)
Depreciation	15,638	4,800	(10,838)

Total General and Administrative	$374,046	$427,338	$53,292

Consulting expenses are for hiring people to locate properties, advise on the likelihood of properties having oil and other miscellaneous outside consultants. We spent more money on looking for new locations in 2006 than in 2005.

Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles.

Payroll decreased from $121,427 in 2005 to $96,436 in 2006, a decrease of $(24,991). This was because we started charging some employee salaries directly to jobs in 2006 where it could be identified.

Office expenses decreased from $98,257 in 2005 to $81,124 in 2006, a decrease of ($17,133). These expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other G & A items not classified elsewhere.

Professional fees increased $92,680 to $129,683 in 2006 from $37,003 . The increase was mainly attributable to legal fees and audit fees related to our 10-SB filing in 2006 and additional legal and accounting fees for the SEC reporting requirements after the 10-SB was accepted.

Travel expenses for travel to review activities at the sites and entertainment for customers and working interest partners.

Depreciation is on office furniture and fixtures, computers and company vehicles. The reduction in 2006 as compared to 2005 is because in 2006 we started charging the depreciation on field trucks to cost of operations.

EXPLORATION AND DRY HOLE COSTS are the percent of drilling costs for wells which were retained by the company. As of year-end, no commercial production had been attained on the wells so we wrote off these costs as dry holes. The company is still spending minimal amounts on the advice of engineers and may or may not get production from two of the wells.

INTEREST EXPENSE increased from $15,861 in 2005 to $145,013 in 2006 or an increase of $129,152. This is because we took out a short-term note of $100,000 (increased in early 2006 to $200,000) for an equipment purchase in late 2005 at an interest rate of 4% per month (48% annual). We were in a cash crunch when the note was due and at times were required to pay as much as 25% interest per month (300% annual) to extend the note. We retired this note on July 7, 2006 and have obtained financing to replace this note at an annual rate of 12% interest.

Net Income (Loss)

We suffered a net loss of $949,314 in FY 2006 and a net loss of $127,003 in FY 2005. The increase in net loss is attributable primarily to a gross profit loss of $18,163 in FY 2006 compared to gross profit of $262,904 in FY 2005. We also had an increase in general and administrative expenses of $53,292, exploration and dry hole costs of 358,800 and an increase in interest expense of $129,152. All of this amounted to our loss being $822,311 greater in 2006 than in 2005.

We financed our FY 2006 loss of $949,314 primarily through an increase of $185,173 in current liabilities, an increase in notes payable of $382,503, issuances of $345,097 worth of common stock for cash and services and cash contributions from shareholders of $63,000. The cash contribution from shareholders is treated as additional paid-in capital and has no payback requirement. A portion of these funds was used to purchase new equipment and leases of $337,819.

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

NOTES PAYABLE at December 31, 2006 are as follows:

12 % Note payable to an individual, due July 1, 2008	$365,000

9.25% Note payable to a bank, due September 29, 2008
secured by a truck, payable $1,000 quarterly
plus interest	6,568

7.9% Note payable to an equipment manufacturer,
payable in monthly installment of $378 including
interest through December 26, 2008	9,087

9.2% Note payable to an equipment manufacturer,
payable in monthly installments of $257 including
interest through April 6, 2008	5,986

8.0% Note payable to an equipment manufacturer,
payable in monthly installments of $379 including
interest through December 31, 2011	$18,864

$405,505

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-Term Debt Obligations	405,505	13,842	387,300	4,363	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on Our Balance Sheet Under GAAP	0	0	0	0	0

Total	405,505	13,842	387,300	4,363	0

Item 7.  Financial Statements.
Page

Report of Independent Registered Public Accounting Firm	20
Balance Sheets at December 31, 2006 and 2005	21
Statements of Operations for the Years Ended
December 31, 2006 and 2005	23
Statement of Change in Stockholders’ Equity for the Years Ended
December 31, 2006 and 2005	24
Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	25
Notes to Financial Statements	27

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 N. A Street, Bldg. 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Consolidated Oil and Gas, Inc.
Humble, Texas

We have audited the accompanying balance sheets of Consolidated Oil and Gas, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Oil and Gas, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Consolidated Oil and Gas, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Consolidated Oil and Gas, Inc. has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continues as a going concern. Management’s plans in regard to these matters are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.
May 18, 2007
Odessa, Texas

BALANCE SHEETS
CONSOLIDATED OIL & GAS, INC.

	December 31,
	2005	2006
ASSETS

CURRENT ASSETS	$159,328	$16,946
Cash
Accounts receivable -
Oil and gas	14,952	10,639
Joint interest billings	9,382	-
Other	5,000	3,000

Inventory, at cost	28,346	18,383

Total Current Assets	217,008	48,968

PROPERTY AND EQUIPMENT
Oil and gas properties	225,711	98,132
Equipment	915,466	1,379,964
Furniture and fixtures	22,160	23,060
	1,163,337	1,501,156
Less accumulated depreciation	(449,497)	(592,818)
Net Property and Equipment	713,840	908,338

Total Assets	$930,848	$957,306

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEETS
(CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2005	2006

CURRENT LIABILITIES
Accounts payable	$169,023	$672,404
Accrued expenses	35,005	31,328
Joint interest billings	-	6,660
Billings in excess of costs and estimated earnings
on uncompleted wells	168,415	99,613
Deferred revenue	175,000	25,000
Current portion of long-term debt	116,231	13,842

Total Current Liabilities	663,674	848,847

LONG-TERM LIABILITIES
Shareholder payable	6,000	6,000
Long -term debt, net of current maturities	9,160	391,663
Commitments and contingencies	-	-

Total Liabilities	678,834	1,246,510

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value, 100,000,000 shares
authorized, 30,215,638 and 32,592,957 shares issued
and outstanding at December 31, 2005 and
2006, respectively	30,216	32,591

Additional paid-in capital	1,003,481	1,409,203
Retained (deficit)	(781,683)	(1,730,997)

Total Stockholders' Equity	252,014	(289,203)

Total Liabilities and Stockholders' Equity	$930,848	$957,307

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006

	2005	2006

Revenues
Gas and oil sales	$33,890	$21,467
Contract drilling revenue	1,665,994	1,896,427
Other income	2,009	-
Total Revenues	1,701,893	1,917,894

Costs and Expenses
Lease operating expenses	32,211	10,066
Cost of developing leases	1,406,778	1,925,991
General and administrative	374,046	427,338
Exploration and dry hole costs	-	358,800
Interest expense	15,861	145,013

Total Costs and Expenses	1,828,896	2,867,208

Loss Before Income Taxes	(127,003)	(949,314)

Provision for Income Taxes	-	-

Net (Loss)	$(127,003)	$(949,314)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	29,898,000	29,711,000

CONSOLIDATED OIL & GAS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common Stock		Additional
	Number of		Paid-In	Retained
	Shares	Amount	Capital	(Deficit)	Total

Balance, December 31, 2004	49,506,000	$49,506	$789,891	$(654,680)	$184,717

Stockholder cash
contributions	-	-	5,000	-	5,000

Sale of common stock	355,138	355	92,345	-	92,700

Common stock issued
for services	184,500	185	37,915	-	38,100

Note payavle converted
to common stock	20,000	20	14,980	-	15,000

Common stock issued
for oil and gas lease	150,000	150	29,850	-	30,000

Stock options issued	-	-	13,500	-	13,500

Return of shares by
controlling shareholder	(20,000,000)	(20,000)	20,000	-	-

Net loss	-	-	-	(127,003)	(127,003)

Balance, December 31, 2005	30,215,638	30,216	1,003,481	(781,683)	252,014

Stockholder cash
contributions	-	-	63,000	-	63,000

Sale of common stock	2,224,547	2,225	308,300	-	310,525

Common stock issued
for services	142,000	142	26,058	-	26,200

Common stock issued
for oil and gas lease	3,572	4	3,568	-	3,572

Common stock issued
for equipment purchase	7,200	5	4,795	-	4,800

Net loss	-	-	-	(949,314)	(949,314)

Balance, December 31, 2006	32,592,957	$32,592	$1,409,202	$(1,730,997)	$(289,203)

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2005	2006

Cash Flows From Operating Activities
Net (Loss)	$(127,003)	$(949,314)

Adjustments to reconcile net income loss
to net cash provided by operating activities:
Depreciation	84,682	143,321
Common stock issued for services	38,100	26,200
Common stock issued for oil and gas lease
included in cost of developing leases	30,000	3,572
Stock option for services	13,500	-
Changes in operating assets and liabilities:
Accounts receivable	(22,305)	15,695
Net change in billings related to costs and
estimated earnings on uncompleted wells	3,923	(68,802)
Inventory	(28,346)	9,963
Other assets	500	-
Accounts payable	89,256	503,381
Accrued liabilities	9,040	2,983
Deferred revenues	130,250	(150,000)

Net Cash Flows Provided by Operating Activities	221,597	(463,001)

Cash Flows From Investing Activities
Purchase of oil and gas production
equipment and leases	(74,183)	(332,119)
Purchase of equipment, furniture and fixtures	(235,873)	(900)

Net Cash Used by Investing Activities	(310,056)	(333,019)

Cash Flows From Financing Activities
Notes payable	100,000	258,999
Payments on notes payable	(17,678)	21,114
Payments on shareholder liability	(24,585)	-
Cash contributions from shareholders	5,000	63,000
Proceeds from sale of common stock	92,700	310,525

Net Cash Provided by Financing Activities	155,437	653,638

Change in Cash Balance	66,978	(142,382)

Cash at Beginning of Period	92,350	159,328

Cash at End of Period	$159,328	$16,946

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(CONTINUED)

	Years Ended
	December 31,
	2005	2006

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$9,245	$132,458
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$38,100	$26,200

Common stock issued for oil and gas lease	$30,000	$3,572

Stock option for common stock	$13,500	$-

Common Stock issued for equipment	$28,069	$4,800

Note payable payment made with common stock	$15,000	$-

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies

Organization

Consolidated Oil & Gas, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 17, 1999 to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On November 22, 1999, Sabinal Resources, Inc. (“Sabinal”) was incorporated under the laws of the State of Texas and became a wholly owned inactive subsidiary of the Company on May 1, 2003. Sabinal is the nominal owner of a seven mile pipeline but all operations of the pipeline were carried out by the Company.

The Company’s principal activity is exploration for oil and gas in the State of Texas. The company obtains undeveloped drilling rights or purchases wells that either previously were plugged and abandoned, shut-in or whose production has declined to or below a break-even point. Once the leases are secured, the Company sells up to one hundred per cent (100%) of the working interest in the wells to individual investors or other oil and gas enterprises. The Company owns a pipeline that will begin to deliver gas to purchasers in early 2007.

The Company has a total of 100,000,000 ($.001 par value) common shares authorized with 30,215,638 and 32,592,957 common shares issued and outstanding as of December 31, 2005 and 2006 respectively.

Basis of Presentation

The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company’s accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less on the date of purchase, to be cash equivalents.

Equipment, Furniture and Fixtures

Equipment, furniture and fixtures are state at cost. Maintenance and repairs are charged to expense as incurred. Expenditures, which extend the physical or economic life of the assets, are capitalized and depreciated. Depreciation is provided using the straight-line method over the estimated useful live of five to ten years. The depreciation expense for the years ended December 31, 2004 and 2005 were $71,503 and $84,682 respectively.

Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

(Continued)

CONSOLIDATED OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory at December 31, 2005 included production pipe and a pump and at December 31, 2006 a pump valued at historical cost, using the specific identification method of valuation.

Oil and Gas Properties

Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, costs incurred are capitalized as stated above except to the extent such costs represent the Company’s share of the gross profit it earns for its contract drilling services.

Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

The estimated costs of dismantlement and abandonment of depleted wells, net of estimated salvage values, is considered to be immaterial in amount and therefore, no accrual for such costs are included in these financial statements.

Oil and gas reserve information and other required disclosures related to oil and gas operations has been omitted, due to the limited revenues derived from such activity.

Revenue Recognition

The amounts collected from investors for projects is treated first as a recovery of the lease cost of unproved property and has no impact on the statements of operations.

The remaining amount collected from investors represents compensation for drilling commitments; therefore, the drilling commitment revenue is recognized using the percentage-of-completion method, measured by the percentage of total direct drilling costs incurred to date to estimated total direct drilling costs for each well. This method is used because management considers expended direct costs to be the best available measure of progress on the commitment.

Costs include all direct material, labor and sub-contract costs and those indirect costs related to performance, such as indirect labor, supplies, tools, depreciation and repair costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted wells are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition of Sale of Leases (Continued)

Excess costs and billings are as follows:

Years Ended

	Years Ended
	December 31,
	2005	2006
Costs Incurred on uncompleted wells	$305,317	$1,899,492

Estimated loss	(31,282)	(21,480)
	274,035	1,878,012
Less Billings to date	442,450	1,977,625

	$(168,415)	$(99,613)

The above amounts are included in the accompanying balance sheets as follows:

	December 31,
	2005		2006

Costs and estimated earnings in excess of
billings on uncompleted wells	$	_	$	−

Billings in excess of costs and estimated
earnings on uncompleted wells		(168,415)		(99,613)

		$(168,415)		$(99,613)

Deferred Revenues

The Company sells the leases and collects the funds prior to the start of the drilling. The collected funds are recorded as deferred revenues until such time as the drilling begins.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have comprehensive income items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets (Continued)

is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Net Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock out standing for the year. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible debentures, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

The weighted average number of common shares outstanding for 2005 was reduced by the 20,000,000 shares of common stock returned to the Company in December 30, 2005.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one of more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of t he amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Commitments

The Company leases its corporate office space on a month to month basis, for $800 per month.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The Company maintains cash balances at financial institutions which at times, exceed federally insured amounts. The Company has not experienced any material losses in such accounts. Cash balances in excess of federally insured limits at December 31, 2005 and 2006 are $159,000 and $-0-, respectively.

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risk and Fair Value of Financial Instruments (Continued)

The carrying amounts of cash and cash equivalents, current receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s borrowings at December 31, 2005 and 2006, approximate their fair value.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157 (SFAS 157) “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The provisions of SAB No. 108 are effective in the current fiscal year for the Company. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”. The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantity the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position or results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company expects to adopt this guidance effective January 1, 2007. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impractical to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 1: Company Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning after December 14, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statement.

NOTE 2: RELATED PARTY TRANSACTIONS

The following summarizes the shareholders payable as of December 31, 2005 and 2006:

	2005	2006
Balance beginning of year	$30,585	$6,000
Advances	-	-
Payments	(24,585)	-
Balance end of year	$6,000	$6,000

The balance is unsecured debt of the Company.

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT

Note payables are comprised of the following:
	December 31,
	2005	2006

Note payable to an individual with a stated interest
amount of $12,000, interest and principal due
February 8, 2006, secured by equipment	$100,000	$-

12 % Note payable to an individual, due July 1, 2008	-	365,000

9.25% Note payable to a bank, due September 29, 2008
secured by a truck, payable $1,000 quarterly
plus interest	12,568	6,568

7.9% Note payable to an equipment manufacturer,
payable in monthly installment of $378 including
interest through January 26,2005	12,823	9,087

9.2% Note payable to an equipment manufacturer,
payable in monthly installments of $257 including
interest through April 6, 2008	-	5,986

8.0% Note payable to an equipment manufacturer,
payable in monthly installments of $379 including
interest through December 31, 2011	-	18,864

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 3: NOTES PAYABLE AND LONG-TERM DEBT (Continued)

	December 31,
	2005	2006

Total	$125,391	$405,505

Less current portion	(116,231)	(13,842)

Long-term debt	$9,160	$391,663

The following summarizes future note payments:

Years Ending	Amount
2007	$$13,842
2008	378,542
2009	4,729
2010	4,029
2011	4,363
$405,505

NOTE 4: INCOME TAXES

The income tax benefit differs from the amount computed at the federal statutory rate of 34% as follows:

	Year Ended December 31,
	2005	2006

Expected Tax Benefit of Loss From Operations	$43,181		$322,767
Non-Deductible Expenses	-
Change in Valuation Allowance	(43,181)		$(322,767)
	$-	$	−
Temporary differences, which give rise to deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2005		2006

Deferred Tax Liability:
Depreciation		$(29,743)		$(44,159)
Deferred Tax Assets:
Net Operating Loss		150,733		487,916
Expenses		323		323
Valuation Allowance		(121,313)		(444,080)

Net Deferred Tax Assets (Liabilities)	$	−	$	−

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 4: INCOME TAXES (Continued)

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2005 and 2006 totaled $43,181 and $322.767, respectively. The net operating loss carryforward begins to expire in year 2023. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

NOTE 5: COMMON STOCK

On June 15, 2004, the Company and its shareholders approved a 2 for 1 forward split of the Company’s common stock. This split has been reflected in the accompanying financial statements as if it occurred on December 31, 2003.

The following summarizes common stock activity for the year ended December 31, 2005:

▪	355,138 shares of common stock were sold by the Company for $92,700 cash (sales prices ranged from $0.15 to $0.66 per shares)
▪	184,500 shares of common stock were issued for services rendered valued at $38,100
▪	20,000 shares of common stock were issued to an individual as payment for the remaining $15,000 due on a note payable
▪	150,000 shares of common stock were issued to oil and gas lease owners for the Rod Lease and were valued at $30,000
▪
an individual agreed to purchase 150,000 shares of the Company’s common stock for $45,000 and was given a one year option, that the vested immediately, to purchase an additional 150,000 shares of the Company’s common stock at seventy percent (70%) of the fair market price of the shares on the date of exercise. The value of the option was determined to be $13,500 and was recognized as an expense in the accompanying financial statements for the year ended December 31, 2005

▪	20,000 shares of common stock owned by an existing shareholders was given to an individual for services rendered and was valued at $5,000

The Company’s common stock issued for services was valued at the most recent sales price of the common stock, as this was the more reliable measure of the fair value of the services.

At December 31, 2005, the Company has outstanding fully vested options to purchase 150,000 shares of its common stock for a price of seventy percent (70%) of the fair market value on the date of exercise. This option will expire on September 15, 2006.

On December 30, 2005, the controlling shareholder of the Company returned to the Company 20,000,000 shares of its common stock.

(Continued)

CONSOLIDATED OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2006

NOTE 5: COMMON STOCK (Continued)

The following summarizes common stock activity for the year ended December 31, 2006:

▪	1,576,047 shares of common stock were sold by the Company for $242,875 cash (sales prices ranged from $0.10 to $0.67 per shares)
▪
166,500 shares of common stock were issued for services rendered valued at $31,450. The value of services received was based upon invoices received from the recipient regarding how many shares would be a fair exchange for the value of the services described in the invoices. Each recipient had his own view of the fair value of the Company’s common, which traded in a thin market.

▪	624,000 shares of common stock were issued for payback to investors for a dry well valued at $62,400.
▪	7,200 shares of common stock were issued for equipment purchased valued at $4,800
▪	3,572 shares of common stock were issued for an oil and gas leased valued at $3,572 and expensed to the cost of developing that lease

The common shares issued in both years are restricted under Section 144.

NOTE 6: GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and has recognized cumulative losses of $1,730,997 from inception of the Company and these factors raise substantial doubt about its ability to continue as a going concern. The Company will continue with its effort to raise funds from individual investors.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection or been dismissed.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that the information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B. Other Information.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2006 that was not reported.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the company are as follows:

		Held	Term
Person	Office	Since	Expires

James Carl Yeatman, 59	Director, CEO	05-03	6-07
Douglas A. Newman, 59	Director, CFO	06-05	6-07
Carl Glenn, 54	Director, VP	03-05	6-07
Leslie P. Legrand, 63	Director, Secretary	05-03	6-07

The directors named above will serve until the next annual meeting of the company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholder’s meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Mr. Yeatman, Mr. Newman and Mr. Glenn devote 100% of their time to the company. Mr. Legrand devotes time to the company’s affairs on an “as needed” basis, but less than 1-2 hours per month.

Biographical Information

James C. Yeatman. Mr. Yeatman has a BS decree in banking and finance from Mississippi State University. From 1974 to 1978 Mr. Yeatman developed a loan brokerage company and built houses in Mississippi and under the name Realty Services of Greater Jackson developed a residential subdivision in Jackson, Mississippi. From 1978 to 1999, Mr. Yeatman was a consultant to small cap companies where projects he worked with included mining, wind energy, gaming and commercial developments. From 1999 to 2003 he was CEO of a company also named Consolidated Oil and Gas Co. that in 2003 was merged into the company now named Consolidated Oil and Gas, Inc. From 2003 to the present, Mr. Yeatman has been CEO, president and a director of the issuer. Mr. Yeatman is employed full time by our company.

Douglas A. Newman. Mr. Newman was in private practice as a CPA from 1974 through 1985. From 1985 until 1989 he was CFO and a director for Wedding Information Network, Inc., which was a NASDAQ-listed company. From 1990 until 1997 Mr. Newman was CFO and a director of Hospital Rehabilitation Services, Inc., a provider of physical therapy services in Tennessee. From 1998 until 2002 Mr. Newman was CFO and a director of Lone Wolf Energy, Inc., a Bulletin Board-traded company. In 2002, after selling his interest in Lone Wolf, Mr. Newman worked as a business consultant, mostly to small SEC and oil industry related companies. By small companies, he worked with companies that had less than $10 million in annual sales. He became employed with our company in 2005 and devotes 100 percent of his time on the affairs of our company.

Leslie P. LeGrand. Mr. LeGrand is a graduate of the University of Texas Law School, Austin, Texas. He has been in private practice in Houston, Texas since 1984. Prior to this Mr. LeGrand served as General Counsel and Chief Operating Officer of Laketon Asphalt Refining. His knowledge of energy regulation, property acquisition, and environmental issues is an asset to Consolidated Oil & Gas, Inc. He is on call for consultation of legal matters of the company. In 2006 he devoted less than forty hours in this capacity.

Carl Glenn. Mr. Glenn worked as a roughneck for Mobil Oil Corporation in the Texas Gulf region from 1981 to 1990. From 1990 to 1994 he worked as a roughneck for Glenda Petroleum Company. A roughneck is a member of the drilling crew on an oil drilling rig. In 1994 he joined the Texas Railroad Commission Oil & Gas Division as a petroleum engineer where he was employed through 2004. Mr. Glenn joined our company in early 2005. He devotes 100 percent of his time on the affairs of our company.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by the company to become directors or executive officers.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control persons of our company has been involved during the last five years in any of the following events that are material to an evaluation of his ability or integrity:

•	Bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

•
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

•
Being found by a court of competition jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act

Based solely upon a review of forms 3 and 4 furnished to the company under rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.

			No. of Failures
	No. of`	No. of Transactions	to File a
	Late Reports	Not Timely Reported	Required Report

James Carl Yeatman	0	0	0
Douglas A Newman	0	0	0
Carl Glenn	0	0	0
Leslie P LeGrand	0	0	0

Board Meetings and Committees; Annual Meeting Attendance

Our board of directors met 67 times during the last fiscal year. No director attended fewer than 75 percent of the meetings. We have no policy with regard to directors’ attendance at annual meetings of shareholders. We failed to hold our annual meeting of shareholders during 2006.

We have no nominating or compensation committees; the full board of directors performs all the functions such committees would perform if we were a larger company and had such committees. All directors believe it is appropriate not to have such committees, due to the small size of our company, the fact that we have only four directors, and the fact that it is difficult at our stage of creating a viable business to get any person willing to serve as a director.

We have no policy with regard to the consideration of any director candidate recommended by security holders. No such candidate has ever been recommended by a security holder.

We have an audit committee composed of one director, Doug Newman, who is our audit committee financial expert but is not independent, as independence for audit committee members is defined by Nasdaq.

The functions of a compensation committee are performed by the board of directors. Our president and CEO, James Yeatman, recommends the amount or form of executive and director compensation. To date, his recommendations have been accepted by the board of directors after discussion of the recommendations.

Shareholder Communications

We did not have a formal process for security holders to send communications to the directors. Our board feels this is appropriate, as the directors will consider any communications sent by security holders to the board of directors or to an individual directors.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions and it is filed as Exhibit 14 to this Form 10-KSB.

Item 10. Executive Compensation.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years. There were no officers paid $100,000 or more in the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Carl Yeatman	2006	42,600							42,600
James Carl Yeatman	2005	22,200							22,200

Outstanding Equity Awards at Fiscal Year-End

As of the end of fiscal year 2006, there were no unexercised options, no stock that has not vested, and no equity incentive plan awards for any executive officer of the company.

Director Compensation

The directors of Consolidated Oil & Gas, Inc. and its subsidiaries did not receive any compensation in 2006 for their services as directors.

Employments Contracts

We have no employment contracts.

Item 11. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information as of May 1, 2007 with respect to each beneficial owner of more than five percent of each class of voting stock of the company and to each of the officers and directors of the company individually and as a group:

Person	Office	Amount and Nature of Beneficial Owner	Percent of Shares

James Carl Yeatman, 59 316 Main Street, Suite L Humble, TX 77338	CEO, President, Director	20,000,000	60.9

Douglas A. Newman, 59 316 Main Street, Suite L Humble, TX 77338	CFO, Director	0	0

Leslie P. LeGrand, 62 316 Main Street, Suite L Humble, TX 77338	Secretary, Director	0	0

Carl Glenn, 53 316 Main Street, Suite L Humble, TX 77338	Vice President, Director	0	0

Officers and directors as A group (5 persons)		20,000.000	60.9

Changes in Control

There are no arrangements that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

•	any officer or director;

•	any nominee for election as a director;

•	any beneficial owner of more than five percent of our voting securities;

•	any member of the immediate family of any of the above persons.

Director Independence

None of our directors is an independent director. We apply Nasdaq’s definition of independence.

Item 13. Index to Exhibits.

The following exhibits are filed as a part of this Form 10-KSB Annual Report:

Exhibit No.	Description

3(i)	Articles of Incorporation of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.)*

3(ii)
Articles of Merger between Iowa Industrial Technologies, Inc. (the surviving entity) and Consolidated Oil & Gas, Inc. (the merging entity). These Articles change the name of the surviving company to Consolidated Oil & Gas, Inc.***

3(iii)	Bylaws of Iowa Industrial Technologies, Inc. (now named Consolidated Oil & Gas, Inc.)**

10	Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.+

10.1	Representative Operating/Working Interest Owner Agreement++

10.2	Promissory Note and Bill of Sale dated November 9, 2005++

14	Code of Ethics for CEO and Senior Financial Officers

16
Letter of March 8, 2006 of Clyde Bailey PC agreeing with the statements made in this Form 10-SB by Consolidated Oil & Gas, Inc., concerning Consolidated’s change of principal independent accountants.***

* Previously filed on June 25, 2001 as Exhibit 2.1 to Form 10-SB of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.), EDGAR Accession Number 0001015402-01-501621; incorporated herein.

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

Item 14. Principal Accountants Fees and Services.

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended December 31, 2006	$55,463
Fiscal Year ended December 31, 2005	$0

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning.

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

All other fees. Our principal independent accountants billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended December 31, 2006	$-0-
Fiscal Year ended December 31, 2005	$-0-

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED OIL & GAS, INC.

By: /s/ James C. Yeatman
James C. Yeatman, President and CEO

May 18, 2007

CONSOLIDATED OIL & GAS, INC.
Commission File No. 000-51667

EXHIBIT INDEX

FORM 10-KSB
For the year ended December 31, 2006

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB-Annual Report:

Exhibit No.	Description

3(i)	Articles of Incorporation of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.)*

3(ii)
Articles of Merger between Iowa Industrial Technologies, Inc. (the surviving entity) and Consolidated Oil & Gas, Inc. (the merging entity). These Articles change the name of the surviving company to Consolidated Oil & Gas, Inc.***

3(iii)	Bylaws of Iowa Industrial Technologies, Inc. (now named Consolidated Oil & Gas, Inc.)**

10	Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.+

10.1	Representative Operating/Working Interest Owner Agreement++

10.2	Promissory Note and Bill of Sale dated November 9, 2005++

14	Code of Ethics for CEO and Senior Financial Officers

16
Letter of March 8, 2006 of Clyde Bailey PC agreeing with the statements made in this Form 10-SB by Consolidated Oil & Gas, Inc., concerning Consolidated’s change of principal independent accountants.***

* Previously filed on June 25, 2001 as Exhibit 2.1 to Form 10-SB of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.), EDGAR Accession Number 0001015402-01-501621; incorporated herein.

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