Form 10QSB
period 2007-03-31
CONSOLIDATED OIL & GAS, INC.
filed 2007-05-21
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

CONSOLIDATED OIL & GAS, INC.
(Name of Small Business Issuer in its charter)

Nevada	000-51667	91-2008446
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

316 Main Street, Suite L
Humble, TX 77338
(Address of principal executive offices)

(281) 446-7122
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 15, 2007, the Company had 32,829,858 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND MARCH 31, 2007

	December 31, 2006 (Audited)	March 31, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,946	$1,428
Accounts receivable -
Oil and gas	10,639	6,339
Joint interest billings	-	7,185
Other	3,000	3,000

Inventory, at cost	18,383	18,383

Total Current Assets	48,968	36,335

PROPERTY AND EQUIPMENT
Oil and gas properties	98,132	98,132
Equipment	1,379,964	1,379,964
Furniture and fixtures	23,060	23,060
	1,501,156	1,501,156
Less accumulated depreciation	(592,818)	(627,818)
Net Property and Equipment	908,338	873,338

Total Assets	$957,306	$909,673

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND MARCH 31, 2007
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31, 2007 (Audited)	March 31, 2007 (Unaudited)
CURRENT LIABILITIES
Accounts payable	$672,404	$677,798
Accrued expenses	31,328	52,521
Joint interest billings	6,660	-
Billings in excess of costs and estimated earnings
on uncompleted wells	99,613	48,090
Deferred revenue	25,000	135,000
Current portion of long-term debt	13,842	14,100

Total Current Liabilities	848,847	927,509

LONG-TERM LIABILITIES
Shareholder payable	6,000	6,000
Long -term debt, net of current maturities	391,663	390,499
Commitments and contingencies	-	-

Total Liabilities	1,246,510	1,324,008

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 100,000,000 shares authorized, 32,590,858 and 32,664,858 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	32,591	32,665
Additional paid-in capital	1,409,203	1,416,529
Retained (deficit)	(1,730,997)	(1,863,529)

Total Stockholders' Deficit	(289,203)	(414,335)

Total Liabilities and Stockholders' Deficit	$957,307	$909,673

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007

Revenues
Gas and oil sales	$9,701	$3,413
Contract drilling revenue	581,893	70,816
Other income	-	29,900
Total Revenues	591,594	104,129

Costs and Expenses
Lease operating expenses	3,357	4,674
Cost of developing leases	604,262	155,227
General and administrative	170,751	63,486
Interest expense	19,220	13,274

Total Costs and Expenses	797,590	236,661

Loss Before Income Taxes	(205,996)	(132,532)

Provision for Income Taxes	-	-

Net Income (Loss)	$(205,996)	$(132,532)

Basic and Diluted Loss Per Share	$(0.01)	nil

Weighted Average Common Shares Outstanding	30,297,000	32,628,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2007

Cash Flows From Operating Activities
Net Income (Loss)	$5,385	$(132,532)

Adjustments to reconcile net income loss to net cash provided by operating activities:
Depreciation	17,876	35,000
Common stock issued for services	27,218	-
Changes in operating assets and liabilities:
Accounts receivable	(3,835)	(2,885)
Net change in billings related to costs and estimated earnings on uncompleted wells	(182,219)	(51,523)
Inventory	-	-
Other assets	500	-
Accounts payable	99,207	5,394
Accrued liabilities	5,680	21,193
Joint interest billings	-	(6,660)
Deferred revenues	(44,750)	110,000

Net Cash Flows Used by Operating Activities	(74,938)	(22,013)

Cash Flows From Investing Activities
Purchase of oil and gas production equipment and leases	(22,563)	-
Purchase of equipment, furniture and fixtures	(9,735)	-

Net Cash Used by Investing Activities	(32,298)	-

Cash Flows From Financing Activities
Notes payable	15,501	-
Payments on notes payable	(615)	(905)
Proceeds from sale of common stock	-	7,400

Net Cash Provided by Financing Activities	14,886	6,495

Change in Cash Balance	(92,350)	(15,518)

Cash at Beginning of Period	92,350	16,946

Cash at End of Period	$-	$1,428

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2007
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$12,863	$2,041
Income taxes	$-	$-
Non Cash Investing and Financing Activities
Common stock issued for services	$91,500	$7,400
Equipment	$-	$4,800

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company’s financial statements for the year ended December 31, 2006 included on the Company’s Report on Form 10-KSB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2: GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubts as to the Company’s ability to continue as a going concern. The Company has been operating over the past year based on loans, stock sales and increases in its accounts payable. There is no guarantee that such sources of financing will continue to be available for operations to the company. In order to be able to complete the wells it is in the process of drilling and completing and to produce those wells, the Company will be required to obtain significant funding. Management’s plans include attempting to find long-term financing for its equipment and finding partners for its drilling prospects. Management intends to make every effort to identify and develop sources of funds. There is no assurance that Management’s plans will be successful.

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

NOTE 3: STOCK TRANSACTIONS

During the three months ended March 31, 2007, the Company sold the following common shares for cash to four persons at $0.10 a share in an offering exempt from registration in accordance with the provisions of Regulation D, Rule 506. All purchasers were accredited investors well known to management and were provided with our most recent Forms 10-KSB and 10-QSB.

Number of Shares	Value	Description
74,000	$7,400	Issued for cash
0	0	Issued for services
74,000	$7,400

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended March 31, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of 2007 Compared to First Quarter of 2006

The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

	For the Three Months Ended
	March 31
	2006	2007
Revenues	100	100
Cost of Revenues	(103)	(153)
Gross Margin	(3)	(54)
General, Selling and Administrative Expenses	32	74
Net Income (Loss)	(35)	(128)

Results of Operations

Sales

Revenues of $104,129 in the three months ended March 31, 2007 were 17.6% of revenues of $591,594 in the three months ended March 31, 2006. The decrease of $487,465 is attributable to a decrease in our drilling activities. The company had a cash shortage in 2007 period and did not have funds to drill new projects. In the 2006 period the company started three new drilling projects and recognized revenue from the percentage of completion on those projects.

The sources of revenue for the three months ended March 31, 2006 and 2007 are as follows:

			Increase or
	2006	2007	(Decrease)
Gas sales	$5,031	$3,413	$(1,618)
Oil sales	4,670	-	(4,670)
Contract drilling revenue	581,893	70,816	(511,077)
Sale of abandoned equipment	-	29,900	29,900
Total Revenue	$591,594	$104,129	$(487,465)

Gas and oil sales are primarily from one well in which we have a 70% working interest. Gas sales from this well were lower by $1,618 in 2007 period as compared to the 2006 period. This was due to a slight decline in production which is part of a normal curve. The 2006 oil revenue came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales. We had no sale from that well in 2007.

Contract drilling revenue is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interest to other buyers. The working interest revenue is used to develop the property. This source of revenue decreased $511,077 in the first quarter 2007 period compared to the 2006 period. This decrease was because we did not start any new wells in 2007 while three well were started in 2006 from which we had contract drilling revenue. The 2007 revenue came from selling off most of our remaining working interest in one well from which we expect to have commercial production.

COSTS and EXPENSES for the three months ended March 31, 2006 and 2007 are as follows.

			Increase or
	2006	2007	(Decrease)
Lease operating expenses	$3,357	$4,674	$1,317
Cost of developing leases	604,262	155,227	(449,035)
General and administrative	170,751	63,486	(107,265)
Interest expense	19,220	13,274	(5,946)
Total Costs and Expenses	$797,590	$236,661	$(560,929)

Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The increase in expenses of $1,317 in 2007 over 2006 had to do with maintenance on the well in operation.

Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2006 the costs are for drilling new wells. In 2007 the costs are for attempting to find oil in new zones on wells that were previously drilled. The costs as a percent of sales was 219 % for the three months March 31, 2007 as compared to 103% for the three months ended March 31, 2006. We were drilling new wells in 2006 and had revenue for the cost of that drilling. In the three months ended March 31, 2007, we were going back to these wells which were declared dry on our books and attempting to find oil in new zones previously not tested. The revenues came from selling parts of our working interest in these wells which did not nearly compensate us for the amount of work being performed.

			Increase or
	2006	2007	(Decrease)
Equipment rent	$23,939	$6,000	$(17,939)
Labor	133,458	76,073	(57,385)
Materials & supplies	124,276	11,534	(112,742)
Contract work	188,616	30,492	(158,124)
Repairs to equipment	2,503	128	(2,375)
Selling costs	100,760	0	(100,760)
Depreciation on equipment	30,710	31,000	290
Total Costs and Expenses	$604,262	$155,227	$449,035

Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. We spent $17,939 less renting equipment in the period ending in 2007 than in 2006. This was because of the decrease in the amount of work done in the 2007 period as compared to the 2006 period.

Labor is the amount spent for labor of people who worked for the company. It also includes costs associated with the people such as taxes and living expense while working on the projects. It does not include the salaries of the administrative staff. The labor expense decreased $57,385 in the three months ended March 31, 2007 from the same period in 2006. In the 2006 period the employees worked a substantial amount of overtime and we had extra employees while drilling new wells. The labor expense did not decrease as much as other items in 2007 from 2006 because we kept our basic crews so we would have experienced field hands if we are able to raise additional funds to begin drilling again. In the second quarter of 2007, we have been doing contract work for other companies to help offset the cost of this labor.

Materials & supplies is the amount spent on various materials to work on the projects. This can include pipe, pumps, tanks, chemicals, pumping units, water, drilling mud and various other materials used to drill a well. We spent $112,742 less for materials and supplies in the period ending in 2007 than in 2006. This was because of the decrease in the amount of work done in the 2007 period as compared to the 2006 period.

Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. We spent $158,124 less for contract work in the period ending in 2007 than in 2006. This was because of the decrease in the amount of work done in the 2007 period as compared to the 2006 period. Some of these costs include mud loggers, cement crews for casing installation and perforating.

Repairs to equipment is the cost of repairing equipment owned by us. This cost decreased from $2,503 in the period ended March 31, 2006 to $128 the same 2007 period or an decrease of $2,375. Due to the low volume of work, our equipment did not receive much exposure to breakdown in the 2007 period. We expect this component of cost to increase as our workload increases.

Selling costs are the expenses incurred in the selling of working interest in the wells and are made up mostly of commissions. This cost decreased to $ -0- in the three months ended March 31, 2007. The SEC advised us in July 2006 when our Form 10-SB was filed, that we could not pay commissions on any sale that were not through a registered broker dealer. We no longer make sales through outside parties.

Depreciation on equipment is the depreciation taken on the equipment owned by us.

GENERAL AND ADMINISTRATIVE expense for the three months ended March 31, 2006 and 2007 are as follows.

			Increase or
	2006	2007	(Decrease)
Consulting	$35,203	$2,650	$(32,553)
Auto	13,408	11,756	(1,652)
Payroll	26,559	18,191	(8,368)
Office	28,385	12,596	(15,789)
Professional fees	57,160	12,187	(44,973)
Travel	5,414	2,106	(3,308)
Depreciation	4,622	4,000	(622)
Total General and Administrative	$170,751	$63,486	$(107,265)

Consulting expenses are for hiring people to locate properties, advise on the likelihood of properties having oil and other miscellaneous outside consultants. The company hired some outside consultants to do some geological work on some properties it was considering acquiring in 2006 which accounts for 2006 being so much more than in 2007.

Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles. This expense decreased from $13,408 in the three months ended March 31, 2006 to $11,756 in the same period in 2007, a decrease of $1,625. We had one less management people driving for the company in 2007 than in 2006.

Payroll decreased from $26,599 in 2006 to $18,191 in 2007, a decrease of $8,368. We reduced our staff by one person in the 2007 period from the 2006 period.

Office expenses decreased from $28,385 in 2006 to $12,596 in 2007, a decrease of $15,789. These expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere.

Professional fees decreased $44,973 to $12,187 for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was mainly attributable to legal fees and accounting fees which were incurred 2006 in the preparation of our form 10-SB.

Travel expenses decreased $3,308 for the three months ended March 31, 2007 from the same period in 2006. We had less driving to locations as a result of not having any drilling job in process in 2007.

Depreciation is on office furniture and fixtures and computers.

INTEREST EXPENSE decreased from $19,220 for the three months ended March 31, 2006 to $13,274 for the same period in 2007, a decrease of $5,946. Even though our borrowings were substantially more in 2007 than in 2006, our interest decreased. In 2006 we had taken out a short term note on some equipment that was costing us 4% per month(48% annual rate). In July of 2006 we got our financing rearranged for a rate of 12% per annum.

Net Income (Loss)

We suffered a net loss of ($132,532) in the three months ended March 31, 2007 compared to a net loss of ($205,996) in the same period in 2006 or a decrease in net loss of $73,464. The decrease is attributable primarily to an increase in loss on gross profit, ($39,747) in 2007 compared to 2006. We also had a decrease in general and administrative expenses of $107,265 and a decrease in interest expense of $5,946, all of which are responsible for the decrease in net loss in 2007 compared to the net loss in 2006.

We financed our loss of ($132,532) for the three months ended March 31, 2007 primarily through an increase of $69,404 in current liabilities, a decrease in current assets of $12,633, depreciation of $35,000, an increase in notes payable of $8,095 and issuances of $7,400 worth of common stock for cash and services.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Neither our company nor any of its property is a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 2.  Unregistered Sales of Equity Securities

Set forth below are the sales of our common stock since December 31, 2006 in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506.

Date	Person	No. of Shares	Price	Type of Consideration
01-11-07	Betty Titsworth	7,500	$750	Cash
01-11-07	Dawayne and Jennifer Lamkin	45,000	4,500	Cash
01-22-07	Richard F Kado	6,500	650	Cash
02-01-07	Robert Lamkin	15,000	1,500	Cash
04-18-07	Russ Lamkin	50,000	3,000	Cash
04-18-07	Royis Ward	100,000	6,000	Services
05-08-07	Tim Trull	15,000	900	Interest on Loan

All of the persons purchasing shares of common stock were known to management, they were all accredited investors

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
3(i)	Articles of Incorporation of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.)*

3(ii)
Articles of Merger between Iowa Industrial Technologies, Inc. (the surviving entity) and Consolidated Oil & Gas, Inc. (the merging entity). These Articles change the name of the surviving company to Consolidated Oil & Gas, Inc.***

3(iii)	Bylaws of Iowa Industrial Technologies, Inc. (now named Consolidated Oil & Gas, Inc.)**

10	Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.+

10.1	Representative Operating/Working Interest Owner Agreement++

10.2	Promissory Note and Bill of Sale dated November 9, 2005++

14	Code of Ethics for CEO and Senior Financial Officers+++

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

+++ Previously filed on May 18, 2007, as Exhibit 14 to Form 10-KSB, Commission File No. 000-51667, EDGAR Accession Number 0001144204-07-027382; incorporated herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007	CONSOLIDATED OIL & GAS, INC.

	By	/s/ James C. Yeatman
James C. Yeatman, President and CEO