Form 10QSB
period 2007-06-30
CONSOLIDATED OIL & GAS, INC.
filed 2007-08-14
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of August 10, 2007, the Company had 32,829,858 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Page

Balance Sheets June 30, 2007 (Unaudited)
and December 31, 2006	4
Statements of Operations (Unaudited)
June 30, 2007 and 2006	6
Statements of Cash Flows (Unaudited)
June 30, 2007 and 2006	7
Notes to the Financial Statements	9

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND JUNE 30, 2007

	December 31,	June 30,
	2006	2007
	(Audited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,946	$3,451
Accounts receivable -
Joint interest billings	-	39,221
Oil and gas	10,639	2,663
Other	3,000	2,000

Prepaid insurance	-	4,595
Inventory, at cost	18,383	18,383

Total Current Assets	48,968	70,313

PROPERTY AND EQUIPMENT
Oil and gas properties	98,132	98,132
Equipment	1,379,964	1,345,232
Furniture and fixtures	23,060	23,060
	1,501,156	1,466,424
Less accumulated depreciation	(592,818)	(654,819)
Net Property and Equipment	908,338	811,605

Total Assets	$957,306	$881,918

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND JUNE 30, 2007
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	June 30,
	2006	2007
	(Audited)	(Unaudited)

CURRENT LIABILITIES
Accounts payable	$672,404	$749,869
Accrued expenses	31,328	70,926
Joint interest billings	6,660	-
Billings in excess of costs and estimated earnings
on uncompleted wells	99,613	48,090
Deferred revenue	25,000	135,000
Current portion of long-term debt	13,842	72,409

Total Current Liabilities	848,847	1,076,294

LONG-TERM LIABILITIES
Shareholder payable	6,000	6,000
Long-term debt, net of current maturities	391,662	385,861
Commitments and contingencies	-	-

Total Liabilities	1,246,509	1,468,155

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 100,000,000 shares
authorized, 32,590,858 and 32,829,858 shares issued
and outstanding at December 31, 2006 and
June 30, 2007, respectively	32,591	32,830
Additional paid-in capital	1,409,203	1,443,214
Retained (deficit)	(1,730,997)	(2,062,281)

Total Stockholders' Deficit	(289,203)	(586,237)

Total Liabilities and Stockholders' Deficit	$957,306	$881,918

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Revenues
Gas and oil sales	$3,934	$4,167	$13,635	$7,580
Contract drilling revenue	652,172	264,480	1,234,065	335,296
Gain on equipment sales	-	28,000	-	57,900
Total Revenues	656,106	296,647	1,247,700	400,776

Costs and Expenses
Lease operating expenses	1,670	1,365	5,027	6,039
Cost of developing leases	495,060	393,931	1,099,322	549,158
General and administrative	90,993	86,945	261,744	150,431
Interest expense	100,516	13,158	119,736	26,432

Total Costs and Expenses	688,239	495,399	1,485,829	732,060

Loss Before Income Taxes	(32,133)	(198,752)	(238,129)	(331,284)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(32,133)	$(198,752)	$(238,129)	$(331,284)

Basic and Diluted Loss Per Share	nil	$(0.01)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	30,728,000	32,797,000	30,409,000	32,722,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2007

Cash Flows From Operating Activities
Net Income (Loss)	$(238,129)	$(331,284)

Adjustments to reconcile net income loss
to net cash provided by operating activities:
Depreciation	71,322	70,000
Common stock issued for services	18,800	11,550
Gain on sale of equipment		(57,900)
Changes in operating assets and liabilities:
Accounts receivable	2,467	8,976
Net change in billings related to costs and
estimated earnings on uncompleted wells	162,560	(51,523)
Inventory	10,846	-
Prepaid insurance	-	(4,595)
Accounts payable	595,473	77,465
Accrued liabilities	(4,288)	39,598
Joint interest billings	-	(45,881)
Deferred revenues	(150,000)	110,000

Net Cash Flows Provided (Used) by Operating Activities	469,051	(173,594)

Cash Flows From Investing Activities
Purchase of oil and gas production
equipment and leases	(846,591)	(5,267)
Purchase of equipment, furniture and fixtures	(900)	-
Proceeds from sale of equipment	-	89,900

Net Cash Used by Investing Activities	(847,491)	84,633

Cash Flows From Financing Activities
Notes payable advances	273,059	57,000
Payments on notes payable	(106,182)	(4,234)
Proceeds from sale of common stock	145,625	7,400
Cash contributions from shareholders	-	15,300

Net Cash Provided by Financing Activities	312,502	75,466

Change in Cash Balance	(65,938)	(13,495)

Cash at Beginning of Period	159,328	16,946

Cash at End of Period	$93,390	$3,451

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2007

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$109,239	$3,065
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$14,000	$11,550

Common stock issued for oil and gas lease	$3,572	$-

Common stock issued for equipment	$4,800	$-

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company’s financial statements for the year ended December 31, 2006 included on the Company’s Report on Form 10-KSB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

NOTE 3: STOCK TRANSACTIONS

During the six months ended June 30, 2007, the Company sold the following common shares for cash and services to seven persons at $0.07 to $0.10 a share in an offering exempt from registration in accordance with the provisions of Regulation D, Rule 506. All purchasers were accredited investors well known to management and were provided with our most recent Forms 10-KSB and 10-QSB.

Number of Shares	Value	Description

74,000	$ 7,400	Issued for cash
165,000	11,550	Issued for services
239,000	$18,950

NOTE 4: NOTE PAYABLE ADDITIONS

During the six months ended June 30, 2007, the Company incurred additional short-term debt in the form of notes payable as follows:

Note to an unrelated individual with interest at 10% per annum, plus 15,000 shares of restricted stock of the company, due on July 7, 2007	$ 15,000

Non-interest bearing note to an unrelated individual, due on August 1, 2007	12,000

Note to an unrelated corporation with interest at 10% per annum, plus 50,000 shares of restricted stock of the company, due on August 27, 2007	30,000

$ 57,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended June 30, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - Second Quarter of 2007 Compared to Second Quarter of 2006 and
First Six Months of 2007 Compared to First Six Months of 2006

The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2007	2006	2007
Revenues	100	100	100	100
Cost of Revenues	76	133	89	139
Gross Margin	24	(33)	11	(39)
General, Selling and
Administrative Expenses	14	30	21	38
Interest	15	4	9	6
Net Income (Loss)	(5)	(67)	(19)	(83)

Results of Operations

Sales

Revenues of $296,647 and $400,776 in the three- and six-month periods ended June 30, 2007 were 45.2% of revenues of $656,106 in the three months ended June 30, 2006 and 32.1% of revenues of $1,247,700 in the six months ended June 30, 2006. The decreases of $359,459 and $846,924 for the three- and six-month periods ended June 30, 2007, respectively, are attributable to a decrease in our drilling activities. The company was drilling three new wells in 2006 and is the final process of completing those wells as funds allow in 2007. In the six months ended June 30, 2007, we used our rig and crew to drill for other companies on a day rate or bid basis. Revenues from this were $249,479 and $264,479 for the three- and six-month periods ended June 30, 2007, respectively.

The sources of revenue for the three- and six-month periods ended June 30, 2006 and 2007 are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2007	(Decrease)	2006	2007	(Decrease)
Gas sales	3,185	4,167	982	8,216	7,580	(636)
Oil Sales	749	-	(749)	5,419	-	(5,419)
Contract drilling revenue	652,172	-	(652,172)	1,234,065	70,816	(1,163,249)
Drilling for other companie	-	264,480	264,480	-	264,480	264,480
Gain on sale of equipment	-	28,000	28,000	-	57,900	57,900
	656,106	296,647	(359,459)	1,247,700	400,776	(846,924)

Gas and oil sales are primarily from one gas well in which we have a 70% working interest. Sales from this well increased $982 in the three-month period and decreased $636 in the six-month period ended June 30, 2007, respectively, as compared to the 2006 periods. This was due to normal variations in the gas produced from this well. The additional oil revenue in 2006 over 2007 came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales.

Contract drilling revenue is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interest to other buyers. The working interest revenue is used to develop the property. There were no contract drilling revenues for the three months ended June 30, 2007 compared to contract drilling revenues of $652,172 in the same period in 2006. In the 2006 period we sold working interests for the completion of three wells started in the first quarter. Contract drilling revenues for the six months ended June 30, 2007 were $70,816 compared to $1,234,065 for the same period in 2006. The 2007 income was from working interest partners for work on completing wells begun in 2006. In the same period in 2006 we were drilling three new wells with working interest partners and in 2007 we were doing completion work on those wells as money allowed which accounted for the decrease in revenue in the 2007 period.

Drilling for other companies is income from using our rigs to do work-overs and to drill new wells for other companies. We began doing this type of work in the second quarter of 2007 to utilize our equipment and crews while we were attempting to raise money to again drill for our own account.

Gains on sale of equipment in 2007 were from selling some old pump jacks on abandoned wells and from selling a power swivel which was not being utilized.

COSTS and EXPENSES for the three- and six-month periods ended June 30, 2006 and 2007 are as follows.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2007	(Decrease)	2006	2007	(Decrease)
Lease operating expenses	1,670	1,365	(305)	5,027	6,039	1,012
Cost of developing leases	495,060	40,152	(454,908)	1,099,322	195,359	(903,963)
Cost of drilling for others	-	353,779	353,779	-	353,799	353,799
General and administrative	90,993	86,945	(4,048)	261,744	150,431	(111,313)
Interest	100,516	13,158	(87,358)	119,736	26,432	(93,304)
Total Costs and Expenses	688,239	495,399	(192,840)	1,485,829	732,060	(753,769)

Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The decrease in expenses of $305 in the three-month period and increase of $1,012 in the six-month period ended June 30, 2007 as compared to the same periods in 2006 are minimal changes and vary with work which might be required on the wells.

Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2006 the costs were associated with drilling new wells. The cost as a percentage of sales was significantly higher in the three- and six-month periods ended June 30, 2007 than the same periods in 2006. This is because our field overhead remained the same while the revenues decreased significantly. In the three months ended June 30, 2007 we primarily drilled wells for other companies on a contract basis. We had a minimal gross profit on these projects because we drilled the first well on a fixed contract basis and ran into difficult shale causing us to be on the project much longer than we planned. Our overhead costs were higher than expected because we had to replace engines on both of our mud pumps and replace the turntable on our drilling rig. The cost of developing leases for the three months ended June 30, 2007 was for attempting to fracture a zone recommended on our Greeley well. The fracture was unsuccessful because the pressure caused our wellhead to blow off. This is being fixed and we plan to fracture that well again in the third quarter. The expenses for cost of developing leases for the six months ended June 30, 2007 was for going back to wells declared dry on our books and going back to those wells attempting to find other productive zones. Major categories of these expenses are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2007	(Decrease)	2006	2007	(Decrease)
Equipment rent	25,757	35,019	9,262	49,696	41,019	(8,677)
Labor	171,931	162,739	(9,192)	305,389	238,812	(66,577)
Materials & supplies	124,056	58,668	(65,388)	248,332	70,202	(178,130)
Contract w ork	63,803	29,565	(34,238)	252,419	60,057	(192,362)
Repairs to equipment	1,055	67,046	65,991	3,558	67,174	63,616
Selling costs	96,143	-	(96,143)	196,903	-	(196,903)
Insurance		9,894	9,894	-	9,894	9,894
Depreciation on equipment	12,315	31,000	18,685	43,025	62,000	18,975
Total Cost of Developing
Leases	495,060	393,931	(101,129)	1,099,322	549,158	(550,164)

Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. We had an increase in the three months ended June 30, 2007 because of the need to rent equipment while ours was being repaired. The decrease in the six-month period was because of the reduction in the volume of work that was done.

Labor is the amount spent for labor of people who worked for the company. It also includes costs associated with the people such as taxes and living expense while working on the projects. It does not include the salaries of the administrative staff. The labor expense decreased $9,192 and $66,577 in the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006 because we did a much lower volume of work.

Materials and supplies is the amount spent on various materials to work on the projects. This can include pipe, pumps, tanks, chemicals, pumping units, water, drilling mud and various other materials used to drill a well. The decrease in the amount spent in the 2007 periods as compared to 2006 is because we were completing wells in 2006 for our own account. In 2007 we were primarily drilling for others and did not have the cost of pipe, pumps, tanks, chemicals and various other items which were provided by the companies we were drilling for.

Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. The costs decreased in 2007 compared to 2006 because in 2006 we were drilling new wells and providing all of the services. In 2007 we were drilling for other companies and these costs - such as mud loggers, cement crews for casing installation and additional perforating - were provided by the company for which we were drilling.

Repairs to equipment is the cost of repairing equipment owned by us. This cost increased significantly in the three and six months ended June 30, 2007 as compared to 2006. We had major breakdowns on both of our mud pumps and had to completely overhaul them, including new engines. We hope these costs are not repeated in future periods.

Selling costs are the expenses incurred in the selling of working interests in the wells and are made up mostly of commissions. The costs decreased in the 2007 periods. The SEC advised us in July 2006 when our Form 10-SB was filed, that we could not pay commissions on any sales that were not through a registered broker-dealer. We no longer make sales through outside parties.

Insurance is the cost of commercial liability insurance required by the companies that we drilled for in the three months ended June 30, 2007. We were not drilling for other companies prior to that time and were not required to carry that type of insurance.

Depreciation on equipment is the depreciation taken on the equipment owned by us. The increase for the three and six months ended June 30, 2007 over the same periods in 2006 is because the company had more equipment in use in 2007.

GENERAL AND ADMINISTRATIVE expense for the three- and six-month periods ended June 30, 2006 and 2007 are as follows.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
	2006	2007	(Decrease)	2006	2007	(Decrease)
Consulting	5,820	800	(5,020)	41,023	3,450	(37,573)
Auto	8,441	5,256	(3,185)	21,849	17,012	(4,837)
Payroll	24,402	14,710	(9,692)	50,961	32,901	(18,060)
Office	10,169	19,815	9,646	38,554	32,411	(6,143)
Professional fees	27,674	38,373	10,699	84,834	50,560	(34,274)
Project Analysis	6,648	-	(6,648)	6,648	-	(6,648)
Travel	3,237	3,991	754	8,651	6,097	(2,554)
Depreciation	4,602	4,000	(602)	9,224	8,000	(1,224)
Total General & Administrative
Expenses	90,993	86,945	(4,048)	261,744	150,431	(111,313)

Consulting expenses are for hiring people to locate properties, advice on the likelihood of properties having oil and other miscellaneous outside consultants. The company hired some outside consultants in 2006 to do some geological work on some properties it was considering acquiring which increased this expense in 2006 over 2007.

Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles. In 2006 we had a field manager from the home office using his car to oversee our projects. In 2007 that person’s job was eliminated so the expenses for this were lower in both the three and six months ended June 30, 2007 as compared to the same periods in 2006.

Payroll decreased $9,692 and $18,060 in the three and six months respectively ended June 30, 2007 from the same periods in 2006. We reduced our staff by one employee in the 2007 periods as compared to the 2006 periods.

Office expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere. These expenses increased $9,646 from $10,169 to $19,915 for the three months ended June 30, 2007 and decreased $6,143from $38,554 to $32,411 in the six months ended June 30, 2007. The main reason for the three month increase in 2007 over 2006 was because we had an insurance settlement of $8,400 in 2006 which offset part of our office expenses in that period. For the six-month period the decrease was due mainly to doing a lower volume of business overall.

Professional fees increased $10,699 to $38,373 and decreased $34,274 to $50,560 respectively for the three- and six-month periods ended June 30, 2007. The increase in the three-month period was because we had our annual audit performed in the second quarter in 2007 while it was performed in the first quarter of 2006. The decrease for the six-month period was because our total legal and auditing fees were down in 2007 as compared to 2006 because we were in the process of getting our Form 10-SB filed in the 2006 period.

Travel expenses increased $754 and decreased $2,554, respectively, for the three- and six-month periods ended June 30, 2007 as compared to the same periods in 2006. The decrease in the six months ended June 30, 2007 compared to the same period in 2006 was because we did not have any drilling jobs in process in the first quarter of 2007 which did not require as much travel to drilling sites.

Depreciation is on office furniture and fixtures and computers.

INTEREST EXPENSE decreased from $100,516 for the three months ended June 30, 2006 to $13,158 for the same period in 2007, a decrease of $87,358, and from $119,736 for the six months ended June 30, 2006 to $26,432 for the same period in 2007, a decrease of $93,304. Even though our debt was substantially more in the 2007 periods as compared to the 2006 periods, our interest decreased. In 2006 we had taken out a short-term note on some equipment that was costing us 4% per month (48% annual rate). In July of 2006 we obtained financing for a rate of 12% per annum on that note.

Net Income (Loss)

We suffered a net loss of ($198,752) in the three months ended June 30, 2007 compared to a net loss of ($32,133) in the same period in 2006. The increase of loss in the three-month period is attributable primarily to an decrease in gross profit on leases developed and sold, ($129,451) loss in 2007 compared to a gain of $157,112 in 2006 which was partially offset by a decrease in interest expense of $87,358 and gain on sale of equipment of $28,000. We also had a decrease in general and administrative expenses of $4,048 and an increased gross profit of $538 on oil and gas revenues, all of which created an increase in our loss for the quarter by $166,619 as compared to the same 2006 quarter.

We suffered a net loss of ($331,284) in the six months ended June 30, 2007 compared to a net loss of ($238,129) in the same period in 2006. The increase of loss in the six-month period is attributable primarily to a decrease in gross profit on leases developed and sold, ($213,862) loss in 2007 compared to a gain of $134,743 in 2006 which was partially offset by an decreases in interest expense of $93,304 and general and administrative expenses of $111,313 and a gain on sale of equipment of $57,900. We had a decreased gross profit of ($7,067) on oil and gas revenues, all of which created an increase in our loss for the six months ended June 30, 2007 by $93,155 as compared to the same period in 2006.

We financed our loss of ($331,284) for the six months ended June 30, 2007 primarily through an increase of $227,447 in current liabilities and issuances of $34,250 worth of common stock for cash and services, depreciation of $70,000 and book value of assets sold of $32,000. These funds were also used to increase current assets by $21,345, purchase new equipment of $5,268 and reduce long-term debt by $5,800.

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

Item 2.  Unregistered Sales of Equity Securities

There were no sales of our common stock since shown on our last report on Form 10-QSB for the period ended March 31, 2007.

Item 6.  Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

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

Dated: August 13, 2007                  CONSOLIDATED OIL & GAS, INC.

/s/ James C. Yeatman
By_______________________________
James C. Yeatman, President and CEO