Form 10QSB
period 2007-09-30
CONSOLIDATED OIL & GAS, INC.
filed 2007-11-14
CIK 1346736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of November 10, 2007, the Company had 32,944,858 shares of its $.001 par value common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND SEPTEMBER 30, 2007

	December 31, 2006 (Audited)	September 30, 2007 (Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,946	$-
Accounts receivable -
Joint interest billings	-	36,067
Oil and gas	10,639	1,211
Other	3,000	2,000

Prepaid insurance	-	6,315
Inventory, at cost	18,383	18,383
Total Current Assets	48,968	63,976

PROPERTY AND EQUIPMENT
Oil and gas properties	98,132	102,005
Equipment	1,379,964	1,345,797
Furniture and fixtures	23,060	23,560
	1,501,156	1,471,362
Less accumulated depreciation	(592,818)	(689,819)
Net Property and Equipment	908,338	781,543
Total Assets	$957,306	$845,519

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
BALANCE SHEET
DECEMBER 31, 2006 AND SEPTEMBER 30, 2007
(CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31, 2006 (Audited)	September 30, 2007 (Unaudited)
CURRENT LIABILITIES
Bank overdraft	$-	$9,723
Accounts payable	672,404	788,573
Accrued expenses	31,328	80,756
Joint interest billings	6,660	-
Billings in excess of costs and estimated earnings on uncompleted wells	99,613	48,090
Deferred revenue	25,000	135,000
Current portion of long-term debt	13,842	583,168
Total Current Liabilities	848,847	1,645,310

LONG-TERM LIABILITIES
Shareholder payable	6,000	6,000
Long-term debt, net of current maturities	391,662	20,031
Commitments and contingencies	-	-
Total Liabilities	1,246,509	1,671,341

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value, 100,000,000 shares authorized, 32,590,858 and 32,944,858 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	32,591	32,945
Additional paid-in capital	1,409,203	1,451,149
Retained (deficit)	(1,730,997)	(2,309,916)
Total Stockholders' Deficit	(289,203)	(825,822)
Total Liabilities and Stockholders' Deficit	$957,306	$845,519

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues
Gas and oil sales	$4,530	$460	$18,165	$8,040
Contract drilling revenue	192,421	212,260	1,426,486	547,556
Gain on equipment sales	-	-	-	57,900
Total Revenues	196,951	212,720	1,444,651	613,496

Costs and Expenses
Lease operating expenses	2,255	1,542	7,282	7,581
Cost of developing leases	244,420	363,251	1,343,742	912,409
General and administrative	99,425	80,018	361,169	230,449
Interest expense	12,035	15,544	131,771	41,976

Total Costs and Expenses	358,135	460,355	1,843,964	1,192,415

Loss Before Income Taxes	(161,184)	(247,635)	(399,313)	(578,919)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(161,184)	$(247,635)	$(399,313)	$(578,919)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	31,021,000	32,996,000	30,543,000	32,739,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
Cash Flows From Operating Activities
Net Income (Loss)	$(399,313)	$(578,919)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	107,322	105,000
Common stock issued for services	21,800	19,600
Gain on sale of equipment	-	(57,900)
Changes in operating assets and liabilities:
Accounts receivable	15,639	10,428
Net change in billings related to costs and estimated earnings on uncompleted wells	114,889	(51,523)
Inventory	(5,761)	-
Prepaid insurance	-	(6,315)
Accounts payable	547,184	116,169
Bank overdraft	-	9,723
Accrued liabilities	(12,056)	49,428
Joint interest billings	8,281	(42,727)
Deferred revenues	(150,000)	110,000
Net Cash Flows Provided (Used) by Operating Activities	247,985	(317,036)

Cash Flows From Investing Activities
Purchase of oil and gas production equipment and leases	(847,596)	(9,139)
Purchase of equipment, furniture and fixtures	(900)	(1,066)
Proceeds from sale of equipment	-	89,900
Net Cash Used by Investing Activities	(848,496)	79,695

Cash Flows From Financing Activities
Notes payable advances	493,059	229,500
Payments on notes payable	(207,701)	(31,805)
Proceeds from sale of common stock	156,125	7,400
Cash contributions from shareholders	-	15,300
Net Cash Provided by Financing Activities	441,483	220,395

Change in Cash Balance	(159,028)	(16,946)

Cash at Beginning of Period	159,328	16,946

Cash at End of Period	$300	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED OIL & GAS, INC.
STATEMENTS OF CASH FLOWS
(CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$109,239	$6,461
Income taxes	$-	$-

Non Cash Investing and Financing Activities
Common stock issued for services	$14,000	$19,600

Common stock issued for oil and gas lease	$3,572	$-

Common stock issued for equipment	$4,800	$-

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information from the Company’s financial statements for the year ended December 31, 2006 included on the Company’s Report on Form 10-KSB. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3: STOCK TRANSACTIONS

During the nine months ended September 30, 2007, the Company sold the following common shares for cash and services to nine persons at $0.07 to $0.10 a share in an offering exempt from registration in accordance with the provisions of Regulation D, Rule 506. All purchasers were accredited investors well known to management and were provided with our most recent Forms 10-KSB and 10-QSB.

Number of Shares	Value	Description
74,000	$7,400	Issued for cash
280,000	19,600	Issued for services
354,000	$27,000

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 4: NOTES PAYABLE

12% Note payable to an individual, due July 1, 2008 secured by all equipment of the company	$365,000

9.25% Note payable to a bank, due September 29, 2008 secured by a truck, payable $1,000 quarterly plus interest	4,568

7.9% Note payable to an equipment manufacturer, payable in monthly installment of $378 including interest through January 26, 2005	6,892

9.2% Note payable to an equipment manufacturer, payable in monthly installments of $257 including interest through April 6, 2008	4,595

8.0% Note payable to an equipment manufacturer, payable in monthly installments of $379 including interest through December 31, 2011	17,644

10% plus 15,000 shares of restricted stock of the company Note payable to an unrelated individual, due on July 7, 2007	15,000

Non-interest bearing note to an unrelated individual, due on August 1, 2007	9,500

10%, plus 50,000 shares of restricted stock of the company Note payable to an unrelated individual, due on August 27, 2007	30,000

7% Note payable to an unrelated corporation, due on October 24, 2007, secured by a second lien on all equipment of the company, and a first lien on all other assets of the company	150,000

603,199

Less current portion	583,168

$20,031

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 5: ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On August 24, 2007 the Company entered into a material definitive agreement with CTI Petroleum, Inc. (“the Lender”) regarding the loan to the Company of $150,000. There is no material relationship between the Company or its affiliates and the Lender other than in respect of the material definitive agreement. The terms and conditions of the agreement that are material to the Company are as follows:

Lender disbursed $150,000 of the principal balance of the loan (“the Note”). The maturity date of the Note is October 24, 2007.

Interest is payable on the Note on the first day of each month prior to the maturity date, beginning October 1, 2007.

The interest rate is 7% a year unless acceleration has occurred or there exists an Event of Default, in which event the interest rate is the lesser of 7% plus 10% or the highest legal rate at which usury does not apply. An Event of Default occurs if there is a failure of the Registrant to make an installment of principal or interest that is due on or before 5 days after such payment is due.

The Note is secured by all the property of the Registrant.

The Company has granted the Lender an option to purchase common stock of the Company as follows:

During the Exercise Period, the Lender has the option to purchase shares of Company’s common stock in an aggregate amount that would equal 90% of all such outstanding shares computed after the issuance of the shares so purchased. The purchase price a share shall be equal to the quotient of (a) $2,222,222 divided by (b) the product of (i) the number of common shares of Company outstanding before the purchase, multiplied by (ii) 11.111.

The exercise period shall begin the date that Company obtains shareholder consent to increase its number of authorized shares outstanding to an amount sufficient to issue to Lender the common shares under option, and the exercise period shall terminate 60 days after such date.

Consolidated Oil & Gas, Inc.
SELECTED INFORMATION FOR FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

NOTE 5: ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT (Continued)

Should Lender exercise its option and thereby acquire sufficient control of Company to influence management, Registrant shall enter into two-year management contracts with Carl Yeatman, Carl Glenn and Douglas Newman at an aggregate compensation for all three contracts of $900,000, payable $300,000 upon execution of the contracts with the remainder payable over the remaining 24 months.

Upon Lender’s acquisition of control of Company, Lender shall make available to Company Lender’s intellectual property regarding crude oil upgrading. The intellectual property is a heavy hydrocarbon technology process under development which when fully commercial will convert heavy sour crude into light crude oil with higher yield than is currently available.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2007 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations – Third Quarter of 2007 Compared to Third Quarter of 2006 and First Nine Months of 2007 Compared to First Nine Months of 2006

The following table sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	100	100	100	100
Cost of Revenues	125	171	94	150
Gross Margin	(25)	(71)	6	(50)
General, Selling and
Administrative Expenses	50	38	25	38
Interest	6	7	9	6
Net Income (Loss)	(81)	(116)	(28)	(94)

Results of Operations

Sales

Revenues of $212,720 and $613,496 in the three- and nine-month periods ended September 30, 2007 were 1.1 times revenues of $196,951 in the three months ended September 30, 2006 and 45.5% of revenues of $1,444,651 in the nine months ended September 30, 2006. This was an increase of $15,769 for the three months ended September 30, 2007over the same period in 2006. The revenues in 2007 were all from contract drilling for other companies while the 2006 income was from joint venture partners for completion on new wells which were started earlier in that year. Revenues decreased $831,155 for the nine months ended September 30, 2007 from the same period in 2006. The company was drilling three new wells in 2006 and is in the final stages of completing those wells as funds allow in 2007. In the nine months ended September 30, 2007, we used our rig and crew to drill for other companies on a day rate or bid basis. Revenues from this were $137,261 and $401,740 for the three- and nine-month periods ended September 30, 2007, respectively.

The sources of revenue for the three- and six-month periods ended September 30, 2006 and 2007 are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	2006	2007	Increase (Decrease)
Gas sales	3,737	460	(3,277)	11,953	8,040	(3,913)
Oil Sales	793	-	(793)	6,212	-	(6,212)
Contract drilling revenue	192,421	75,000	(117,421)	1,426,486	145,816	(1,280,670)
Drilling for other companies	-	137,260	137,260	-	401,740	401,740
Gain on sale of equipment	-	-	-	-	57,900	57,900
	196,951	212,720	15,769	1,444,651	613,496	(831,155)

Gas and oil sales are primarily from one gas well in which we have a 70% working interest. Sales from this well increased $3,277 in the three-month period and decreased $3,913 in the nine-month period ended September 30, 2007, respectively, as compared to the 2006 periods. This was due to shut-in of the well for most of the third quarter. The additional oil revenue in 2006 over 2007 came from the sale of oil from a well which has very little production. Production from that well is inconsistent and quantities do not accumulate in sufficient amounts to have monthly sales.

Contract drilling revenue is the revenue derived from the sale of working interests in the properties which we develop. The company typically buys the mineral rights to a property and then sells off portions of that property in working interests to other buyers. The working interest revenue is used to develop the property. There were $75,000 contract drilling revenues for the three months ended September 30, 2007 compared to contract drilling revenues of $192,421 in the same period in 2006. In the 2006 period we sold working interests for the completion of three wells started in the first quarter. The 2007 revenue was from the sale of a working interest in a work-over project. We are analyzing the well to see if further expenditures should be incurred. Contract drilling revenues for the nine months ended September 30, 2007 were $145,816 compared to $1,426,486 for the same period in 2006. The 2007 income was from working interest partners for work on completing wells begun in 2006. In the same period in 2006 we were drilling three new wells with working interest partners and in 2007 we were doing completion work on those wells as money allowed which accounted for the decrease in revenue in the 2007 period.

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

COSTS and EXPENSES for the three- and nine-month periods ended September 30, 2006 and 2007 are as follows.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	2006	2007	Increase (Decrease)
Lease operating expenses	2,255	1,542	(713)	7,282	7,581	299
Cost of developing leases	244,420	120,764	(123,656)	1,343,742	316,123	(1,027,619)
Cost of drilling for others	-	242,487	242,487	-	596,286	596,286
General and administrative	99,425	80,018	(19,407)	361,169	230,449	(130,720)
Interest	12,035	15,544	3,509	131,771	41,976	(89,795)
Total Costs and Expenses	358,135	460,355	102,220	1,843,964	1,192,415	(651,549)

Lease operating expenses are costs related to generating gas and oil sales. These expenses are for such things as utilities, maintenance, and operating labor for well sites. The decrease in expenses of $713 in the three-month period and increase of $299 in the nine-month period ended September 30, 2007 as compared to the same periods in 2006 are minimal changes and vary with work which might be required on the wells.

Cost of developing leases is the costs associated with buying a lease and working over an old well with the hope of either lengthening its life or increasing its production or both (a re-entry) or drilling a new well. In 2006 the costs were associated with drilling new wells. The cost as a percentage of sales was significantly higher in the three- and nine-month periods ended September 30, 2007 than the same periods in 2006. This is because our field overhead remained the same while the revenues decreased significantly. We had non-chargeable field overhead of $115,036 and $307,284 for the three- and nine-month periods ended September 30, 2007 as compared to $29,242 and $135,910 for the same periods in 2006. Most of the increase in 2007 is because we have tried to keep our crews intact while we do not have enough jobs due to our cash flow position to keep them busy. In the three months ended September 30, 2007 we primarily drilled wells for other companies on a contract basis. We had a negative gross profit on these projects in the three- and nine-month periods because of our overhead for costs not chargeable to any project. The cost of developing leases for the three months ended September 30, 2007 was for attempting to fracture a zone recommended on our Greeley well and for a new workover project. The fracture was unsuccessful because the pressure caused our wellhead to blow off. This is being fixed and we plan to fracture that well again in the fourth quarter. The expenses for cost of developing leases for the nine months ended September 30, 2007 was for going back to wells declared dry on our books and attempting to find other productive zones on those wells. Major categories of these expenses are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	2006	2007	Increase (Decrease)
Equipment rent	10,644	32,446	21,802	60,340	73,465	13,125
Labor	95,350	141,968	46,618	400,739	380,780	(19,959)
Materials & supplies	46,365	9,621	(36,744)	294,697	79,823	(214,874)
Contract work	27,303	109,761	82,458	279,722	169,818	(109,904)
Repairs to equipment	2,001	35,531	33,530	5,559	102,705	97,146
Selling costs	37,046	-	(37,046)	233,949	-	(233,949)
Insurance	-	2,924	2,924	-	12,818	12,818
Depreciation on equipment	25,711	31,000	5,289	68,736	93,000	24,264
Total Cost of Developing
Leases	244,420	363,251	118,831	1,343,742	912,409	(431,333)

Equipment rent is the amount spent for renting equipment to do tasks that we do not own equipment for or for which our equipment is not available to do. We had an increase in the three and nine months ended September 30, 2007 because of the need to rent equipment while ours was being repaired.

Labor is the amount spent for labor of people who worked for the company. It also includes costs associated with the people such as taxes and living expenses while working on the projects. It does not include the salaries of the administrative staff. The labor expense increased $46,618 and decreased $19,959 in the three- and nine-month periods ended September 30, 2007 as compared to the same periods in 2006.

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

Contract work is the amount spent on outside contractors to do work which we are not set up to do or do not have the manpower or equipment to accomplish. The costs increased $82,458 in the three months ended September 30, 2007 compared to 2006 because of outside companies doing expensive frac jobs on the Grelle and Murphy projects. These costs decreased $109,904 for the nine months ended September 30, 2007 from the same period in 2006 because in 2006 we were drilling new wells and providing all of the services. In 2007 we were drilling for other companies and these costs - such as mud loggers, cement crews for casing installation and additional perforating - were provided by the company for which we were drilling.

Repairs to equipment is the cost of repairing equipment owned by us. This cost increased significantly in the three and nine months ended September 30, 2007 as compared to 2006. We had major breakdowns on both of our mud pumps and had to completely overhaul them, including new engines. We hope these costs are not repeated in future periods.

Selling costs are the expenses incurred in the selling of working interests in the wells and are made up mostly of commissions. The costs decreased in the 2007 periods. The SEC advised us in July 2006 when our Form 10-SB was filed, that we could not pay commissions on any sales that were not through a registered broker-dealer. We no longer make sales through outside parties.

Insurance is the cost of commercial liability insurance required by the companies that we drilled for in the three and nine months ended June 30, 2007. We were not drilling for other companies prior to that time and were not required to carry that type of insurance.

Depreciation on equipment is the depreciation taken on the equipment owned by us. The increase for the three and nine months ended September 30, 2007 over the same periods in 2006 is because the company had more equipment in use in 2007.

GENERAL AND ADMINISTRATIVE expense for the three- and nine-month periods ended September 30, 2006 and 2007 are as follows.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Increase (Decrease)	2006	2007	Increase (Decrease)
Consulting	5,613	340	(5,273)	46,636	3,790	(42,846)
Auto	7,132	12,126	4,994	28,981	29,138	157
Payroll	16,323	16,030	(293)	67,284	48,931	(18,353)
Office	28,879	13,553	(15,326)	67,433	45,964	(21,469)
Professional fees	31,087	30,572	(515)	115,921	81,132	(34,789)
Project Analysis	-	-	-	6,648	-	(6,648)
Travel	5,779	3,397	(2,382)	14,430	9,494	(4,936)
Depreciation	4,612	4,000	(612)	13,836	12,000	(1,836)
Total General & Administrative
Expenses	99,425	80,018	(19,407)	361,169	230,449	(130,720)

Consulting expenses are for hiring people to locate properties, advice on the likelihood of properties having oil and other miscellaneous outside consultants. The company hired some outside consultants in 2006 to do some geological work on some properties it was considering acquiring which increased this expense in 2006 over 2007.

Auto expense is the expense related to the operation of autos and trucks and also includes any leased autos and mileage paid to employees for the operation of their personal vehicles. In the three months ended September 30, 2007 we had higher than normal repairs on one of the company vehicles.

Payroll decreased $293 and $18,353 in the three and nine months, respectively, ended September 30, 2007 from the same periods in 2006. We reduced our staff by one employee in first six months of 2007 as compared to the first six months of 2006.

Office expenses include supplies, insurance, computer maintenance, recording fees, software maintenance and most other general and administrative items not classified elsewhere. These expenses decreased $15,326 from $28,879 to $13,553 for the three months ended September 30, 2007 and decreased $21,469 from $67,453 to $45,964 in the nine months ended September 30, 2007. The decreases were due mainly to doing a lower volume of business overall.

Professional fees decreased $515 to $30,572 and $34,789 to $81,132 respectively for the three- and nine-month periods ended September 30, 2007. The decrease for the nine-month period was because our total legal and auditing fees were down in 2007 as compared to 2006 because we were in the process of getting our Form 10-SB filed in the 2006 period.

Travel expenses decreased $2,382 and $4,936, respectively, for the three- and nine-month periods ended September 30, 2007 as compared to the same periods in 2006. The decreases were because we were doing fewer drilling jobs in 2007 requiring less travel to the job sites.

Depreciation is on office furniture and fixtures and computers.

INTEREST EXPENSE increased from $12,035 for the three months ended September 30, 2006 to $15,544 for the same period in 2007, an increase of $3,509, and decreased from $131,771 for the nine months ended September 30, 2006 to $41,976 for the same period in 2007, a decrease of $89,795. The increase in the three month period in 2007 was because the company had more debt in the 2007 period than in 2006. Even though our debt was substantially more in the nine months ended September 30, 2007 than the same period in 2006, our interest decreased. In 2006 we had taken out a short-term note on some equipment that was costing us 4% per month (48% annual rate). In July of 2006 we obtained financing for a rate of 12% per annum on that note.

Net Income (Loss)

We suffered a net loss of ($247,635) in the three months ended September 30, 2007 compared to a net loss of ($161,184) in the same period in 2006. The increase of loss in the three-month period is attributable primarily to a decrease in gross profit on contract drilling revenue, ($150,991) loss in 2007 compared to a loss of ($51,999) in 2006 which was partially offset by a decrease in administrative expenses of $19,407. We also had an increase in interest expense of $3,509 and a decreased gross profit of $3,357 on oil and gas revenues, all of which created an increase in our loss for the quarter by $86,451 as compared to the same 2006 quarter.

We suffered a net loss of ($578,919) in the nine months ended September 30, 2007 compared to a net loss of ($399,313) in the same period in 2006. The increase of loss in the nine-month period is attributable primarily to a decrease in gross profit on contract drilling revenue, ($364,853) loss in 2007 compared to a gain of $82,744 in 2006 which was partially offset by decreases in interest expense of $89,795 and general and administrative expenses of $130,720 and a gain on sale of equipment of $57,900. We had a decreased gross profit of ($10,424) on oil and gas revenues, all of which created an increase in our loss for the nine months ended September 30, 2007 by $179,606 as compared to the same period in 2006.

We financed our loss of ($578,919) for the nine months ended September 30, 2007 primarily through an increase of $796,463 in current liabilities and issuances of $42,300 worth of common stock for cash and services, depreciation of $105,000 and book value of assets sold of $32,000. These funds were also used to increase current assets by $15,008, purchase new equipment and leases of $10,206 and reduce long-term debt by $371,631.

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

Item 2.  Unregistered Sales of Equity Securities

Set forth below are the sales of our common stock since shown on our last report on Form 10-QSB for the period ended June 30, 2007. These transactions are exempt from registration pursuant to the provisions of Regulation D, Rule 506.

Date	Person	No. of Shares	Price	Type of Consideration
08-27-07	Les White	75,000	$5,250	Services
08-27-07	Carlton Wood	40,000	2,800	Services

All of the persons purchasing shares of common stock were known to management, and they were all accredited investors

Item 6.  Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit No.	Description

3(i)	Articles of Incorporation of Iowa Industrial Technologies, Inc. (new name Consolidated Oil & Gas, Inc.)*

3(ii)
Articles of Merger between Iowa Industrial Technologies, Inc. (the surviving entity) and Consolidated Oil & Gas, Inc. (the merging entity). These Articles change the name of the surviving company to Consolidated Oil & Gas, Inc.***

3(iii)	Bylaws of Iowa Industrial Technologies, Inc. (now named Consolidated Oil & Gas, Inc.)**

10	Assignment of Oil, Gas and Mineral Leases and Bill of Sale from RCI Energy to Consolidated Oil & Gas, Inc. dated August 1, 2000.+

10.1	Representative Operating/Working Interest Owner Agreement++

10.1	Promissory Note dated August 24, 2007 for $150,000 in favor of CTI Petroleum, Inc.+++

10.2	Promissory Note and Bill of Sale dated November 9, 2005++

10.2	Option Agreement in favor of CTI Petroleum, Inc.+++

10.3	Security Agreement in favor of CTI Petroleum, Inc.+++

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

+++Previously filed on August 30, 2007, with Form 8-K August 24, 2007, Commission File No. 000-51667, EDGAR Accession Number 0001144204-07-047173; incorporated herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007	CONSOLIDATED OIL & GAS, INC.

	By	/s/ James C. Yeatman
James C. Yeatman, President and CEO